Form 10-Q
period 1996-03-31
COPLEY PENSION PROPERTIES VI
filed 1996-05-10
CIK 824209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    -----------------------------------------

For Quarter Ended March 31, 1996    Commission File Number 0-17807




                          COPLEY PENSION PROPERTIES VI;
                        A REAL ESTATE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


     Massachusetts                           04-2988542
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

     399 Boylston Street, 13th Fl.
     Boston, Massachusetts                   02116
(Address of principal executive offices)   (Zip Code)

               Registrant's telephone number, including area code:
                                 (617) 578-1200


       -------------------------------------------------------------------
    Former name, former address and former fiscal year if changed since last report


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


                                  Yes  X    No

                          COPLEY PENSION PROPERTIES VI;
                        A REAL ESTATE LIMITED PARTNERSHIP

                                    FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 1996

                                     PART I

FINANCIAL INFORMATION


COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET
(Unaudited)

                                March 31, 1996 December 31, 1995
                               --------------- -----------------

ASSETS
Real estate investments:
 Joint ventures                   $  15,939,992    $ 16,200,967
 Property, net                        8,480,750       8,371,374
                                  -------------    ------------
                                     24,420,742      24,572,341

Cash and cash equivalents             2,345,393       2,997,934
Short-term investments                2,934,645       2,524,633
                                  -------------    ------------
                                  $  29,700,780    $ 30,094,908
                                  =============    ============

Liabilities and Partners' Capital

Accounts payable                  $      47,359    $     79,597
Accrued management fee                   51,517          60,924
Deferred disposition fees               582,677         582,677
                                  -------------    ------------
Total liabilities                       681,553         723,198
                                  -------------    ------------


Partners' capital (deficit):
 Limited partners ($768.98
   per unit; 160,000 units
   authorized 48,788 units
   issued and outstanding)           29,048,990      29,397,948
 General partners                      (29,763)        (26,238)
                                  -------------    ------------
Total partners' capital              29,019,227      29,371,710
                                  -------------    ------------
                                  $  29,700,780    $ 30,094,908
                                  =============    ============

                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)

                                           Quarter Ended March 31,
                                            1996           1995
                                        ------------    ----------
Investment Activity
Property rentals                        $    217,647    $ 343,067
Property operating expenses                 (117,516)     (58,930)
Depreciation and amortization                (71,337)    (136,395)
                                         ------------   -----------
                                              28,794      147,742

Joint venture earnings                       269,811      302,285
                                         ------------   -----------

 Total real estate activity                  298,605      450,027
                                         ------------   -----------

Interest on cash equivalents
 and short-term investments                   67,710       75,266
                                         ------------   -----------
 Total investment activity                   366,315      525,293
                                         ------------   -----------

Portfolio Expenses
Management fee                                51,517       60,924
General and administrative                    51,271       61,973
                                         ------------   -----------
                                             102,788      122,897
                                         ------------   -----------


Net income                              $    263,527    $ 402,396
                                         ============   ===========

Net income per limited
 partnership unit                       $       5.35    $    8.17
                                         ============   ===========

Cash distributions per limited
 partnership unit                       $      12.50    $   12.50
                                         ============   ===========

Number of limited partnership units
 outstanding during the period                48,788       48,788
                                         ============   ===========

                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                                 Quarter Ended March 31,
                               1996                     1995
                      ---------------------     --------------------
                        General     Limited       General      Limited
                       Partners    Partners      Partners     Partners
                       --------    --------      --------     --------
Balance at beginning  $  (26,238)  $29,397,948  $     464  $32,041,490
  of period

Cash distributions        (6,160)    (609,850)     (6,160)    (609,850)

Net income                 2,635      260,892       4,024      398,372

Balance at end
  of period           $  (29,763)  $29,048,990  $  (1,672) $31,830,012
                       ==========  ===========  ==========  ===========





                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                       Quarter Ended March 31,
                                          1996         1995
                                      -----------   ----------
Net cash provided by operating
 activities                           $   455,449   $  561,626
                                      ------------   ----------

Cash flows from investing activities:
 Investment in property                   (81,968)       -
 Decrease (increase) in short-term
   investments, net                      (410,012)     342,440
                                      ------------   ----------

Net cash provided by (used in)
 investing activities                    (491,980)     342,440
                                      ------------   ----------

Cash flows from financing activity:
 Distributions to partners               (616,010)    (616,010)
                                      ------------   ----------

Net increase (decrease) in cash
 and cash equivalents                    (652,541)     288,056
                                      ------------   ----------

Cash and cash equivalents:
 Beginning of period                    2,997,934    4,652,903
                                      ------------   ----------

 End of period                        $ 2,345,393   $4,940,959
                                      ============   ==========

                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1996 and December 31, 1995 and its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1996 and 1995. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business

     Copley Pension Properties VI; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in July 1988, and acquired the five real estate investments it currently owns prior to the end of 1991. It intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate.


Note 2 - Investments in Joint Ventures

     Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                             Assets and Liabilities
                            ------------------------

                               March 31, 1996  December 31, 1995
                               --------------  -----------------

Assets
 Real property, at cost less
   accumulated depreciation
   of $5,515,834 and $5,295,528,
   respectively                   $17,842,266   $ 18,062,468
 Other                                732,035        885,699
                                  ------------   ------------
                                   18,574,301     18,948,167

Liabilities                           262,890        354,196
                                  ------------   ------------

Net assets                        $18,311,411   $ 18,593,971
                                  ============   ============

                       Results of Operations
                       ----------------------

                                     Quarter Ended March 31,
                                       1996           1995
                                    ---------      ---------
Revenue:
  Rental income                    $   916,666    $  900,989
  Other income                             625         1,096
                                   -------------  ------------
                                       917,291       902,085
                                   -------------  ------------

Expenses:
  Operating expenses                   350,701       284,421
  Depreciation and amortization        223,644       228,370
                                   -------------  ------------
                                       574,345       512,791
                                   -------------  ------------

Net income                         $   342,946    $  389,294
                                   =============  ============

   Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two investments) its affiliates on behalf of their various financing arrangements with the joint ventures.


Note 3 - Property

     The following is a summary of the Partnership's investment in property at March 31, 1996 and December 31, 1995:

                                  March 31, 1996  December 31, 1995
                                 ---------------  -----------------
Land                                 $  3,408,203   $  3,408,203
Buildings, improvements and
  other capitalized costs               8,784,837      8,702,871
Investment valuation allowance         (1,500,000)    (1,500,000)
Accumulated depreciation and
  amortization                         (2,125,988)    (2,058,235)
Net operating assets (liabilities)        (86,302)      (181,465)
                                      ------------   ------------
                                     $  8,480,750   $  8,371,374
                                      ============   ============

     The Wilmington Industrial building is being depreciated over 30 years and capitalized improvements are being depreciated over seven years. The buildings and improvements at Stemmons Industrial are being depreciated over 25 years.

     During the second quarter of 1995, as a result of a revision to long-term rental assumptions, the managing general partner determined that the carrying value of the Wilmington Industrial property would not be recovered through expected future undiscounted cash flows. Accordingly, the carrying value was reduced to estimated net fair market value through the recognition of an investment valuation allowance of $1,500,000.

Note 4 - Subsequent Event

     Distributions of cash from operations relating to the quarter ended March 31, 1996 were made on April 25, 1996 in the aggregate amount of $520,898 ($10.57 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
- - ---------------------------------------------------------------
Results of Operations
- - ---------------------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest on December 31, 1988. A total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs or retained as working capital reserves. The Partnership made seven real estate investments; one was sold in 1990, and another in 1994. As a result of these sales, capital of $11,271,004 has been returned to the limited partners ($231.02 per limited partnership unit).

     At March 31, 1996, the Partnership had $5,280,038 in cash, cash equivalents and short-term investments, of which $520,898 was used for cash distributions to partners on April 25, 1996; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's short-term and real estate investments. Based on an adjusted capital contribution of $768.98 per limited partnership unit, the distribution of cash from operations relating to the first quarter of 1996 was made at the annualized rate of 5.5%. The distribution rate for the comparative prior year quarter was 6.5%. The decrease in the distribution rate is due to the decline in cash flow from operations as a result of the vacancy at Stemmons Industrial.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1996, appraised values exceeded the related carrying values by an aggregate of approximately $4,673,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers.
Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

Form of Real Estate Investments

     The Wilmington Industrial and Stemmons Industrial investments are wholly-owned properties. The Lakewood investment, which was sold in August, 1994, was a joint venture, as are the remaining investments in the portfolio.


Operating Factors

     Two of the Partnership's four industrial properties (Prentiss Copystar and White Phonic) were 100% leased at March 31, 1996. At March 31, 1995, Stemmons Industrial was also 100% leased; however, the sole tenant vacated upon expiration of its lease on September 30, 1995. The Partnership negotiated a four-month lease for 82% of the space, beginning November 1, 1995, with a corporation that needed temporary warehouse capacity. That lease expired at the end of February 1996 and the tenant vacated. The Partnership is marketing this space to potential long-term tenants. There are no likely prospects at this time.

     Although occupancy at the Wilmington Industrial property declined to 73% from 89% during the first quarter, occupancy is expected to improve by the end of the second quarter of 1996. During the second quarter of 1995, the managing general partner determined the Partnership would likely not recover the carrying value of this investment over the projected holding period. Accordingly, the carrying value was reduced to estimated net fair market value, with a charge to operations of $1,500,000.

     Occupancy at Waterford Apartments, the Partnership's multi-family residential property, remained in the mid 90% range during the first quarter of 1996, which is consistent with the prior year.


Investment Results

     Interest income on cash equivalents and short-term investments did not change significantly between the first quarter of 1996 and 1995, investment balances and interest rates were relatively stable.

     Total real estate activity for the first quarter of 1996 was $298,605, a decrease from $450,027 for the comparable period of 1995. Operating income at Stemmons Industrial decreased $133,000 due to lower rental revenue and higher expenses as a result of the vacancy and lease rollover. In addition, operating results at Waterford Apartments decreased by $35,000 due to higher operating expenses for repairs and maintenance.

     Cash flow from operations decreased by $106,177 between the first quarters of 1996 and 1995. This decrease is primarily attributable to the operating results at Stemmons Industrial.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The management fee decreased in the first quarter of 1996 due to a decrease in the distributable cash flow. General and administrative expenses decreased primarily due to lower professional fees.

                          COPLEY PENSION PROPERTIES VI;
                        A REAL ESTATE LIMITED PARTNERSHIP
                                    FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 1996

                                     PART II


                                OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

          b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                  SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            COPLEY PENSION PROPERTIES VI;
                            A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)


May 9, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General Counsel
                               of Managing General Partner,
                               Sixth Copley Corp.



May 9, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Sixth Copley Corp.