Form 10-Q
period 1996-06-30
COPLEY PENSION PROPERTIES VI
filed 1996-08-09
CIK 824209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    -----------------------------------------

      For Quarter Ended June 30, 1996  Commission File Number 0-17807


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


- -----------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


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

                                    FORM 10-Q


                         FOR QUARTER ENDED JUNE 30, 1996

                                     PART I

FINANCIAL INFORMATION

BALANCE SHEET
(Unaudited)

                                     June 30, 1996  December 31, 1995
                                   ---------------  -----------------

ASSETS
Real estate investments:
 Joint ventures                         $ 15,799,615   $ 16,200,967
 Property, net                             8,453,811      8,371,374
                                        ------------    -----------
                                          24,253,426     24,572,341

Cash and cash equivalents                  3,338,621      2,997,934
Short-term investments                     1,808,383      2,524,633
                                        ------------    -----------
                                        $ 29,400,430   $ 30,094,908
                                        ============    ===========

Liabilities and Partners' Capital

Accounts payable                        $     59,936   $     79,597
Accrued management fee                        51,517         60,924
Deferred disposition fees                    582,677        582,677
                                        ------------    -----------
Total liabilities                            694,130        723,198
                                        ------------    -----------


Partners' capital (deficit):
 Limited partners ($768.98
   per unit; 160,000 units authorized,
   48,788 units issued and outstanding)   28,739,192     29,397,948
 General partners                           (32,892)       (26,238)
                                        ------------    -----------
Total partners' capital                   28,706,300     29,371,710
                                        ------------    -----------
                                        $ 29,400,430   $ 30,094,908
                                        ============    ===========

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                                 Quarter Ended  Six Months Ended Quarter Ended  Six Months Ended
                                 June 30, 1996   June 30, 1996   June 30, 1995    June 30, 1995
                                 -------------  ---------------  -------------   ---------------
Investment Activity
Property rentals                    $  172,195    $   389,842    $   357,235     $   700,302
Property operating expenses            (94,740)      (212,256)       (93,166)       (152,096)
Depreciation and amortization          (71,634)      (142,971)      (136,393)       (272,788)
                                     ----------      ---------     ----------      ----------
                                         5,821         34,615        127,676         275,418

Joint venture earnings                 245,138        514,949        277,926         580,211
Investment valuation allowance           -              -         (1,500,000)     (1,500,000)
                                    -----------     ----------     ----------      ----------

  Total real estate activity           250,959        549,564     (1,094,398)       (644,371)
                                    -----------      ---------     ----------      ----------

Interest on cash equivalents
  and short-term investments            65,058        132,768         76,474         151,740
                                     ----------      ---------     ----------      ----------
  Total investment activity            316,017        682,332     (1,017,924)       (492,631)
                                     ----------      ---------     ----------      ----------

Portfolio Expenses
Management fee                          51,518        103,035         60,924         121,848
General and administrative              56,528        107,799         48,491         110,464
                                     ----------      ---------     ----------      ----------
                                       108,046        210,834        109,415         232,312
                                     ----------      ---------     ----------      ----------


Net income (loss)                   $  207,971        471,498     (1,127,339)       (724,943)
                                     ==========      =========     ==========      ==========

Net income (loss) per limited
  partnership unit                  $     4.22    $      9.57    $    (22.88)    $    (14.71)
                                     ==========      =========     ==========      ==========

Cash distributions per limited
  partnership unit                  $    10.57    $     23.07    $     12.50     $      25.00
                                     ==========      =========     ==========      ==========

Number of limited partnership
  units outstanding during the
  period                                48,788         48,788         48,788           48,788
                                     ==========      =========     ==========      ==========

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                          Quarter Ended         Six Months Ended         Quarter Ended            Six Months Ended
                          June 30, 1996          June 30, 1996           June 30, 1995             June 30, 1995
                       --------------------    -----------------        ---------------           ----------------
                        General   Limited     General      Limited     General      Limited     General      Limited
                       Partners  Partners    Partners     Partners    Partners     Partners    Partners     Partners
                       --------  --------    --------     --------   ---------     --------    --------     --------
Balance at
  beginning
  of period         $(29,763)  $29,048,990   $(26,238) $29,397,948   $ (1,672)  $31,830,012   $     464   $32,041,490

Cash
  distributions       (5,209)     (515,689)  (11,369)   (1,125,539)    (6,160)     (609,850)    (12,320)   (1,219,700)

Net income (loss)      2,080       205,891     4,715       466,783    (11,273)   (1,116,066)     (7,249)     (717,694)
                     --------    ----------  --------     ---------   --------    ----------    --------     ---------

Balance at end
  of period         $(32,892)  $28,739,192   $(32,892) $28,739,192   $(19,105)  $30,104,096   $ (19,105)  $30,104,096
                     ========   ==========   =========  ==========    ========   ==========    =========   ==========


                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                            Six Months Ended June 30,
                                                1996          1995
                                            -----------    ----------
Net cash provided by operating activities   $  889,048   $ 1,200,552
                                             ----------    ----------

Cash flows from investing activities:
 Investment in property                       (127,703)        -
 Decrease (increase) in short-term
  investments, net                             716,250    (1,138,110)
                                             ----------    ----------

Net cash provided by (used in)
 investing activities                          588,547    (1,138,110)
                                             ----------    ----------

Cash flows from financing activity:
 Distributions to partners                  (1,136,908)   (1,232,020)
                                             ----------    ----------

Net increase (decrease) in cash
 and cash equivalents                          340,687    (1,169,578)
                                             ----------    ----------

Cash and cash equivalents:
 Beginning of period                         2,997,934     4,652,903
                                             ----------    ----------

 End of period                              $3,338,621   $ 3,483,325
                                             ==========    ==========

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1996 and December 31, 1995 and its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended June 30, 1996 and 1995. These adjustments are of a normal recurring nature.

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

Note 2 - Investments in Joint Ventures

     Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                             Assets and Liabilities
                            ------------------------

                                   June 30, 1996  December 31, 1995
                                   -------------  ----------------
Assets
 Real property, at cost less
   accumulated depreciation
   of $5,777,129 and $5,295,528,
   respectively                     $  17,506,818   $  18,062,468
 Other                                    891,847         885,699
                                    --------------  --------------
                                       18,398,665      18,948,167

Liabilities                               376,337         354,196
                                    --------------  --------------

Net assets                          $  18,022,328   $  18,593,971
                                    ==============  ==============





                          Results of Operations
                          ----------------------

                                    Six Months Ended June 30,
                                       1996           1995
                                    ---------      ---------
Revenue:
  Rental income                    $ 1,826,539    $1,812,717
  Other income                           2,976         3,651
                                   -------------  ------------
                                     1,829,515     1,816,368
                                   -------------  ------------

Expenses:
  Operating expenses                   721,110       622,443
  Depreciation and amortization        447,288       454,387
                                   -------------  ------------
                                     1,168,398     1,076,830
                                   -------------  ------------

Net income                         $   661,117    $  739,538
                                   =============  ============

   Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two investments) its affiliates on behalf of their various financing arrangements with the joint ventures.

Note 3 - Property

     The following is a summary of the Partnership's investment in property at June 30, 1996 and December 31, 1995:

                                June 30, 1996   December 31, 1995
                               ---------------  -----------------
Land                           $   3,408,203      $  3,408,203
Buildings, improvements and
  other capitalized costs          8,842,161         8,702,871
Investment valuation allowance    (1,500,000)       (1,500,000)
Accumulated depreciation and
  amortization                    (2,194,039)       (2,058,235)
Net operating liabilities           (102,514)         (181,465)
                                  -----------       -----------
                               $   8,453,811      $  8,371,374
                                  ===========       ===========

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

Note 4 - Subsequent Event

     Distributions of cash from operations relating to the quarter ended
June 30, 1996 were made on July 25, 1996 in the aggregate amount of $520,898 ($10.57 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
- ---------------------------------------------------------------
Results of Operations
- ---------------------

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

     At June 30, 1996, the Partnership had $5,147,004 in cash, cash equivalents and short-term investments, of which $520,898 was used for cash distributions to partners on July 25, 1996; the remainder is being retained as working capital reserves. The source of cash distributions to partners is primarily cash generated by the Partnership's short-term and real estate investments. Based on an adjusted capital contribution of $768.98 per limited partnership unit, distributions of cash from operations relating to the first and second quarters of 1996 were made at the annualized rate of 5.5%. The distribution rate for the comparative prior year quarters was 6.5%. The decrease in the distribution rate is due to the decline in cash flow from operations as a result of the vacancy at Stemmons Industrial.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value.
The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1996, appraised values exceeded the related carrying values by an aggregate of approximately $4,877,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers.
Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Results of Operations

Form of Real Estate Investments

     The Wilmington Industrial and Stemmons Industrial investments are wholly-owned properties. The other three real estate investments in the portfolio are joint ventures.


Operating Factors

     Two of the Partnership's four industrial properties (Prentiss
Copystar and White Phonic) were 100% leased at June 30, 1996.  At June 30,
1995, Stemmons Industrial was also 100% leased; however, the sole tenant vacated upon expiration of its lease on September 30, 1995. The
Partnership negotiated a four-month lease for 82% of the space, beginning
November 1, 1995, with a corporation that needed temporary warehouse capacity. That lease expired at the end of February 1996 and the tenant vacated. The Partnership is marketing this space to potential long-term tenants. There are no firm prospects at this time.

     Occupancy at the Wilmington Industrial property remained at 73% during the second quarter of 1996, but increased to 100% as of the beginning of the third quarter. During the second quarter of 1995, the managing general partner determined the Partnership would likely not recover the carrying value of this investment over the projected holding period. Accordingly, the carrying value was reduced to estimated net fair market value, with a charge to operations of $1,500,000.

     Occupancy at Waterford Apartments, the Partnership's multi-family residential property, remained in the mid 90% range during the first six months of 1996, which is consistent with the prior year.

Investment Results

     Interest income on cash equivalents and short-term investments decreased by $19,000, or 13% between the first six months of 1996 and 1995, due primarily to lower average investment balances and lower average yields.

     The investment valuation allowance of $1,500,000 recognized during the second quarter of 1995 relates to the reduction in the carrying value of the Wilmington Industrial property to its estimated net fair market value.

     Exclusive of the investment valuation allowance in 1995, total real estate activity for the first six months of 1996 was $549,564, a decrease from $855,629 for the comparable period of 1995. Operating income at Stemmons Industrial decreased $300,000 due to lower rental revenue and higher expenses as a result of the vacancy and lease rollover. In addition, operating results at Waterford Apartments decreased by $73,000 due to higher operating expenses for repairs and maintenance. These decreases were partially offset by lower depreciation and amortization expense at Wilmington since the related assets have been fully depreciated.

     Cash flow from operations decreased by $311,504 between the first six months of 1996 and 1995. This decrease is primarily attributable to the operating results at Stemmons Industrial.


Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The management fee decreased between the first six months of 1996 and 1995 due to a decrease in the distributable cash flow. General and administrative expenses were relatively unchanged between the comparative six month periods.


                          COPLEY PENSION PROPERTIES VI;
                        A REAL ESTATE LIMITED PARTNERSHIP
                                    FORM 10-Q


                         FOR QUARTER ENDED JUNE 30, 1996

                                     PART II


                                OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

          b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996.


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



                            COPLEY PENSION PROPERTIES VI;
                            A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)


August 9, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining.
                               Managing Director and General Counsel
                               of Managing General Partner,
                               Sixth Copley Corp.



August 9, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Sixth Copley Corp.





