Form 10-Q
period 1996-09-30
COPLEY PENSION PROPERTIES VI
filed 1996-11-13
CIK 824209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    -----------------------------------------

For Quarter Ended September 30, 1996    Commission File Number 0-17807




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


     ----------------------------------------------------------------------
    Former name, former address and former fiscal year if changed since last report


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

                                    FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                                     PART I


                              FINANCIAL INFORMATION

BALANCE SHEET
(Unaudited)

                                 September 30, 1996    December 31, 1995
                                 ------------------    -----------------

Assets
Real estate investments:
  Joint ventures                    $  15,681,433      $ 16,200,967
  Property, net                         8,349,370         8,371,374
                                      ------------        ----------
                                       24,030,803        24,572,341

Cash and cash equivalents               3,342,552         2,997,934
Short-term investments                  1,832,007         2,524,633
                                      ------------        ----------
                                    $  29,205,362      $ 30,094,908
                                      ============        ==========

Liabilities and Partners' Capital

Accounts payable                    $      86,709      $     79,597
Accrued management fee                     51,517            60,924
Deferred disposition fees                 582,677           582,677
                                      ------------       -----------
Total liabilities                         720,903           723,198
                                      ------------       -----------


Partners' capital (deficit):
  Limited partners ($768.98
     per unit; 160,000 units
     authorized; 48,788 units
     issued and outstanding)           28,519,569        29,397,948
  General partners                        (35,110)          (26,238)
                                      ------------       -----------
Total partners' capital                28,484,459        29,371,710
                                      ------------       -----------
                                    $  29,205,362      $ 30,094,908
                                      ============       ===========

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS
(Unaudited)

                               Quarter Ended      Nine Months Ended      Quarter Ended       Nine Months Ended
                             September 30, 1996   September 30, 1996   September 30, 1995    September 30, 1995
                            -------------------  -------------------  -------------------    ------------------
Investment Activity

Property rentals                  $     187,566      $     577,408       $     301,912       $    1,002,214
Property operating expenses             (99,985)          (312,241)            (72,178)            (224,274)
Depreciation and amortization           (71,958)          (214,929)           (126,517)            (399,305)
                                   -------------       ------------       -------------        -------------
                                         15,623             50,238             103,217              378,635

Joint venture earnings                  314,860            829,809             305,753              885,964
Investment valuation allowance            --                 --                  --              (1,500,000)
                                   -------------       ------------       -------------        -------------

  Total real estate activity            330,483            880,047             408,970             (235,401)
                                   -------------       ------------       -------------        -------------

Interest on cash equivalents
  and short-term investments             67,339            200,107              74,123              225,863
                                   -------------       ------------       -------------        -------------
  Total investment activity             397,822          1,080,154             483,093               (9,538)
                                   -------------       ------------       -------------        -------------

Portfolio Expenses

Management fee                           51,517            154,552              60,924              182,772
General and administrative               47,248            155,047              44,973              155,437
                                   -------------       ------------       -------------        -------------
                                         98,765            309,599             105,897              338,209
                                   -------------       ------------       -------------        -------------


Net income (loss)                 $     299,057      $     770,555       $     377,196       $     (347,747)
                                   =============       ============       =============        =============

Net income (loss) per limited
  partnership unit                $        6.07      $       15.64       $        7.65       $        (7.06)
                                   =============       ============       =============        =============

Cash distributions per limited
  partnership unit                $       10.57      $       33.64       $       12.50       $        37.50
                                   =============       ============       =============        =============

Number of limited partnership
  units outstanding during the
  period                                 48,788             48,788              48,788               48,788
                                   =============       ============       =============        =============

                (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                          Quarter Ended        Nine Months Ended         Quarter Ended           Nine Months Ended
                        September 30, 1996     September 30, 1996      September 30, 1995        September 30, 1995
                       --------------------   --------------------   ---------------------     ---------------------
                        General   Limited     General      Limited     General      Limited       General    Limited
                       Partners  Partners    Partners     Partners    Partners     Partners      Partners    Partners
                       --------  --------    --------     --------   ---------     --------      --------    --------
Balance at
  beginning
  of period         $ (32,892) $28,739,192   $ (26,238)  $29,397,948   $ (19,105)  $ 30,104,096   $     464   $ 32,041,490

Cash distributions     (5,209)    (515,689)    (16,578)   (1,641,228)     (6,160)      (609,850)    (18,480)    (1,829,550)

Net income (loss)       2,991      296,066       7,706       762,849       3,772        373,424      (3,477)      (344,270)
                     ---------  -----------   ---------    ----------   ---------    -----------   ---------     ----------

Balance at end
  of period         $ (35,110) $28,519,569   $ (35,110)  $28,519,569   $ (21,493)  $ 29,867,670   $ (21,493)  $ 29,867,670
                    ==========  ===========  ==========    ==========   =========    ===========  ==========    ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                       Nine Months Ended September 30,
                                             1996              1995
                                         -----------        ----------
Net cash provided by operating
 activities                            $   1,444,001    $    1,917,412
                                         ------------      ------------

Cash flows from investing activities:
 Investment in property                     (134,203)          (12,014)
 Decrease (increase) in short-term
  investments, net                           692,626          (231,891)
                                         ------------      ------------

Net cash provided by (used in)
 investing activities                        558,423          (243,905)
                                         ------------      ------------

Cash flows from financing activity:
 Distributions to partners                (1,657,806)       (1,848,030)
                                         ------------      ------------

Net increase (decrease) in cash
 and cash equivalents                        344,618          (174,523)

Cash and cash equivalents:
 Beginning of period                       2,997,934         4,652,903
                                         ------------      ------------

 End of period                         $   3,342,552    $    4,478,380
                                         ============      ============

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1996 and December 31, 1995 and its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended September 30, 1996 and 1995.
These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business
----------------------------------

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

Note 2 - Investments in Joint Ventures
--------------------------------------

     Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                             Assets and Liabilities
                            ------------------------

                                 September 30, 1996    December 31, 1995
                                 ------------------    -----------------
Assets
 Real property, at cost less
   accumulated depreciation
   of $5,996,889 and $5,295,528,
   respectively                     $   17,287,052    $    18,062,468
 Other                                     900,042            885,699
                                     --------------     --------------
                                        18,187,094         18,948,167

Liabilities                                316,879            354,196
                                     --------------     --------------

Net assets                          $   17,870,215    $    18,593,971
                                     ==============     ==============

                           Results of Operations
                           ----------------------

                                    Nine Months Ended September 30,
                                          1996             1995
                                       ---------        ---------
Revenue:
  Rental income                     $   2,749,886      $  2,714,578
  Other income                              3,891             5,750
                                     -------------      ------------
                                        2,753,777         2,720,328
                                     -------------      ------------

Expenses:
  Operating expenses                    1,020,926           910,746
  Depreciation and amortization           670,932           680,986
                                     -------------      ------------
                                        1,691,858         1,591,732
                                     -------------      ------------

Net income                          $   1,061,919      $  1,128,596
                                     =============      ============

          Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two joint ventures) its affiliates on behalf of their various financing arrangements with the joint ventures.

Note 3 - Property
-----------------

     The following is a summary of the Partnership's investment in property at September 30, 1996 and December 31, 1995:

                                September 30, 1996   December 31, 1995
                               -------------------   -----------------
Land                               $    3,408,203    $    3,408,203
Buildings, improvements and
  other capitalized costs               8,869,061         8,702,871
Investment valuation allowance         (1,500,000)       (1,500,000)
Accumulated depreciation and
  amortization                         (2,262,413)       (2,058,235)
Net operating liabilities                (165,481)         (181,465)
                                     -------------    --------------
                                   $    8,349,370    $    8,371,374
                                     =============    ==============

     The Wilmington Industrial building is being depreciated over 30 years and capitalized improvements are being depreciated over seven years. The building and improvements of Stemmons Industrial are being depreciated over 25 years.

     During the second quarter of 1995, as a result of a revision to long-term rental assumptions, the managing general partner determined that the carrying value of the Wilmington Industrial property would not be recovered through expected future undiscounted cash flows. Accordingly, the carrying value was reduced to the estimated net fair market value through the recognition of an investment valuation allowance of $1,500,000.

Note 4 - Subsequent Event
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1996 were made on October 24, 1996 in the aggregate amount of $520,898 ($10.57 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest on December 31, 1988. A total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs and for working capital reserves. The Partnership made seven real estate investments; one was sold in 1990, and another in 1994. As a result of these sales, capital of $11,271,004 has been returned to the limited partners ($231.02 per limited partnership unit).

     At September 30, 1996, the Partnership had $5,174,559 in cash, cash equivalents and short-term investments, of which $520,898 was used for cash distributions to partners on October 24, 1996; the remainder is being retained as working capital reserves. The source of cash distributions to partners is primarily cash generated by the Partnership's short-term and real estate investments. Based on an adjusted capital contribution of $768.98 per limited partnership unit, distributions of cash from operations relating to the first, second and third quarters of 1996 were made at the annualized rate of 5.5%. The distribution rate for the comparative prior year quarters was 6.5%. The decrease in the distribution rate is due to the decline in cash flow from operations as a result of the vacancy at Stemmons Industrial.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1996, the carrying value of one investment exceeded its appraised value by $200,000. The appraised value of each of the other investments exceeded their related carrying values by a total of $4,700,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

     Form of Real Estate Investments

     The Wilmington Industrial and Stemmons Industrial investments are wholly-owned properties. The other three real estate investments in the portfolio are joint ventures.

     Operating Factors

     Three of the Partnership's four industrial properties (Prentiss Copystar, Wilmington and White Phonic) were 100% leased at September 30, 1996. Wilmington was 73% occupied at the beginning of the third quarter. Upon expiration of its lease on September 30, 1995, the sole tenant at Stemmons Industrial vacated the property. The Partnership negotiated a four-month lease for 82% of the space, beginning November 1, 1995, with a corporation that needed temporary warehouse capacity. That lease expired at the end of February 1996 and the tenant vacated. The Partnership is marketing this space to potential long-term tenants. There are no firm prospects at this time.

     During the second quarter of 1995, the managing general partner determined the Partnership would likely not recover the carrying value of its investment in the Wilmington Industrial Property over the projected holding period. Accordingly, the carrying value was reduced to estimated net fair market value, with a charge to operations of $1,500,000.

     Occupancy at Waterford Apartments, the Partnership's multi-family residential property, remained in the mid 90% range during the first nine months of 1996, which is consistent with the prior year.

Investment Results
------------------

     Interest income on cash equivalents and short-term investments decreased by $26,000, or 11%, between the first nine months of 1996 and 1995, due primarily to lower average investment balances and lower average yields.

     The investment valuation allowance of $1,500,000 recognized during the second quarter of 1995 relates to the reduction in the carrying value of the Wilmington Industrial property to its estimated net fair market value.

     Total real estate activity for the first nine months of 1996 was $880,047, a decrease from $1,264,599 for the comparable period of 1995, exclusive of the investment valuation allowance in 1995. Operating income at Stemmons Industrial decreased $502,000 due to lower rental revenue and higher expenses as a result of the vacancy and lease rollover. In addition, operating results at Waterford Apartments decreased by $52,000 due to higher operating expenses for repairs and maintenance. These decreases were partially offset by lower depreciation and amortization expense at Wilmington since the related assets have been fully depreciated.

     Cash flow from operations decreased by $473,000 between the first nine months of 1996 and 1995. This decrease is primarily attributable to the operating results at Stemmons Industrial and Waterford Apartments, partially offset by changes in property working capital.

     Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee decreased between the first nine months of 1996 and 1995 due to a decrease in the distributable cash flow. General and administrative expenses were relatively unchanged during the comparative nine month periods.

                          COPLEY PENSION PROPERTIES VI;
                        A REAL ESTATE LIMITED PARTNERSHIP
                                    FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                                     PART II


                                OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

          b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended September 30, 1996.

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



                            COPLEY PENSION PROPERTIES VI;
                            A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)


November 12, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining.
                               Managing Director and General Counsel
                               of Managing General Partner,
                               Sixth Copley Corp.



November 12, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Sixth Copley Corp.