Form 10-K405
period 1996-12-31
COPLEY PENSION PROPERTIES VI
filed 1997-03-28
CIK 824209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                           Commission File No. 0-17807

                          COPLEY PENSION PROPERTIES VI;
                        A REAL ESTATE LIMITED PARTNERSHIP

             (Exact name of registrant as specified in its charter)

        Massachusetts                                            04-2988542
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

   225 Franklin Street, 25th FL.
       Boston, Massachusetts                                       02110
(Address of principal executive offices)                         (Zip Code)

               Registrant's telephone number, including area code:
                                 (617) 261-9000

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest

                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  |X|      No  |__|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     No voting stock is held by nonaffiliates of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

      Page 1 of ____ pages (including exhibits).  Exhibit Index on Page ____.

                                     Part I

Item 1. Business.

     Copley Pension Properties VI; A Real Estate Limited Partnership (the "Partnership") (formerly New England Pension Properties VI; A Real Estate Limited Partnership) was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on October 16, 1987, to invest primarily in newly constructed and existing income-producing real properties.

     The Partnership was initially capitalized with contributions of $2,000 in the aggregate from Sixth Copley Corp. (the "Managing General Partner") and GCOP Associates Limited Partnership (the "Associate General Partner") (collectively, the "General Partners") and $10,000 from Copley Real Estate Advisors, Inc. (the "Initial Limited Partner"). The Partnership filed a Registration Statement on Form S-11 (the "Registration Statement") with the Securities and Exchange Commission on October 26, 1987, with respect to a public offering of 80,000 units of limited partnership interest at a price of $1,000 per unit (the "Units") with an option to sell up to an additional 80,000 Units (an aggregate of $160,000,000). The Registration Statement was declared effective on January 20, 1988.

     The first sale of Units occurred on July 28, 1988, at which time the Initial Limited Partner withdrew its contribution from the Partnership. Investors were admitted to the Partnership thereafter at monthly closings; the offering terminated and the last group of subscription agreements was accepted by the Partnership on December 31, 1988. At the termination of the offering, a total of 48,788 Units had been sold, a total of 6,396 investors had been admitted as limited partners (the "Limited Partners") and a total of $48,511,620 net of discounts had been contributed to the capital of the Partnership. The remaining 111,212 Units were de-registered on February 10, 1989.

     As of December 31, 1996 the Partnership is invested in the five real property investments described below. During 1990, a joint venture, in which the Partnership was a partner, sold its interest in a sixth real estate investment located in Chino Hills, California. The Partnership made a distribution to the Limited Partners in the amount of $48.17 per unit. During 1994, a joint venture, in which the Partnership was a partner, sold its interest in a seventh investment located in Phoenix, Arizona. The Partnership made a distribution to the Limited Partners of $182.85 per unit. The Partnership has no current plans to renovate, improve or further develop any of its real property. In the opinion of the Managing General Partner of the Partnership, the properties are adequately covered by insurance.

     The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

     A. Industrial Building in Carson, California ("Wilmington Industrial").

     On July 18, 1988 the Partnership acquired a 60% interest in a joint venture with an affiliate of The Hewson Company. On November 15, 1989, the Partnership agreed to increase its maximum commitment from $6,685,000 to $7,285,000. On February 1, 1991, the Partnership agreed to increase its maximum commitment to $8,085,000. The Partnership made capital contributions totaling $7,774,402. As of December 31, 1991, because of the developer partner's inability to fund its share of capital contributions, the Partnership assumed 100% ownership of the joint venture's assets, which consist primarily of approximately 5.77 acres of land in Carson, California and an approximately 115,732 square foot multi-tenant industrial building located thereon. As of December 31, 1996, the building was 100% leased.

     B. Industrial Building in Dallas, Texas ("Stemmons Industrial").

     On December 7, 1988, the Partnership acquired a 75% interest in a joint venture with an affiliate of Trammell Crow Company. The Partnership has invested $5,307,504 in this asset. The joint venture agreement entitled the Partnership to receive monthly priority return payments at the rate of 10% per annum. Up to 25% of the total priority return for any year was permitted to accrue if sufficient cash was not available and specified occupancy conditions were met. The joint venture agreement also entitled the Partnership to receive 75% of the remaining cash flow and 75% of sale and refinancing proceeds following the return of the Partnership's equity. Effective July 1, 1994, the joint venture was dissolved and ownership of the joint venture assets was assigned to the Partnership.

     The Partnership now owns approximately 8.5 acres of land improved with a 168,478 square foot industrial building, which was developed in two phases. In 1988, the joint venture purchased a 123,620 square foot building and then renovated this property. In 1991, a 44,858 square foot addition to the building was completed. As of December 31, 1996, the building was vacant.

     C. Apartment Complex in Frederick, Maryland ("Waterford Apartments").

     On March 20, 1989 the Partnership acquired a 48.75% interest in a joint venture formed with Copley Pension Properties VII; A Real Estate Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 16.25% interest, and Frederick Bozzuto Limited Partnership. On October 23, 1990 the Partnership agreed to increase its maximum commitment from $9,000,000 to $14,100,000 of which $10,575,000 is considered Senior Capital and $3,525,000 is considered Junior Capital. As of December 31, 1996, the Partnership had contributed $14,099,978 to the capital of the joint venture. The joint venture agreement entitles the Partnership and the Affiliate to receive a preferred return on their respective invested capital at the rate of 10.09%, per annum. Such preferred return will be payable currently until the Partnership and the Affiliate have received an aggregate of $687,471; thereafter, the preferred return on the Senior Capital will be payable currently and the preferred return on the Junior Capital will accrue and bear interest at the rate of 10.09% per annum, compounded monthly, if sufficient cash flow is not available therefor. In the event of a sale or refinancing prior to the tenth anniversary of the joint venture agreement, the Partnership would be entitled to have 25% of its contribution repaid without premium and to have the remaining 75% repaid subject to a premium designed to preserve the stipulated rate of return through the ninth anniversary of the joint venture agreement. The joint venture agreement also entitles the Partnership to receive 48.75% of remaining cash flow and 48.75% of sale and refinancing proceeds following the return of the Partnership's and the Affiliate's equity.

     The joint venture owns approximately 16.35 acres of land improved with an approximately 295,074 square foot, 314-unit apartment complex, which was developed in two phases between 1989 and 1991. As of December 31, 1996, this complex was approximately 97% leased.

     D. Industrial Building, Petaluma, California ("White Phonic").

     On April 30, 1990, the Partnership acquired a 50% interest in a joint venture with a partnership whose principals are William White and George Vila. As of December 31, 1996, the Partnership had contributed $3,294,860 to the capital of the joint venture. The maximum commitment is $3,450,000. The joint venture agreement entitles the Partnership to receive monthly preferred return payments at the rate of 10% per annum, of which a minimum of 9% is payable currently. If sufficient cash flow is not available therefor, up to 1% per annum may accrue and bear interest at the rate of 10% per annum for up to ten years. The joint venture agreement also entitles the Partnership to receive 50% of the remaining cash flow and 50% of sale and refinancing proceeds following the return of the Partnership's equity.

     The joint venture owns approximately 2.91 acres of land and has completed construction thereon of a single-story light industrial building containing approximately 35,100 square feet. As of December 31, 1996, the building was 100% leased to a single tenant.

     E. Industrial Building, Itasca, Illinois ("Prentiss Copystar").

     On May 23, 1991, the Partnership acquired a 51.75% interest in a joint venture formed with Copley Pension Properties VII; A Real Estate Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 23.25% interest, and with an affiliate of Prentiss Properties, Ltd. As of December 31, 1996, the Partnership had contributed $2,296,411 to the capital of the joint venture, of which $63,563 had been returned to the Partnership. Of the capital contributed and not returned, $1,542,848 is characterized as Senior Capital and $690,000 is characterized as Junior Capital. The joint venture agreement entitles the Partnership to receive a preferred compounded monthly return of 11% per annum of which the return on Senior Capital will be payable currently and the return on Junior Capital may accrue and compound monthly if sufficient cash flow is not available therefor. If the Senior Capital is repaid prior to the termination of the joint venture, the Partnership will be entitled to receive a return on the Senior Capital at the lesser of 11% per annum or the treasury rate for treasury bonds having a maturity date coinciding with the termination of the joint venture, plus 75 basis points. The joint venture agreement also entitles the Partnership to receive 51.75% of the net proceeds of sales and financing after return of its capital and 51.75% of cash flow remaining after payment of the preferred return.

     The joint venture owns approximately 3.75 acres of land in Itasca, Illinois and during 1991 completed construction thereon of an approximately 70,535 square foot single-story industrial building. As of December 31, 1996, the building was 100% leased to a single tenant for a term which expires in 1999. The tenant has an option that commenced in September, 1995 to purchase the facility at fair market value. As of December 31, 1996, the tenant has not expressed any interest in exercising the option.

Item 2. Properties

     The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:

-----------------------------------------------------------------------------------------------------------------------
                                 Number
                                   of
                                 Tenants
                     Estimated    with                                   Annual                             Line of
                       1997        10%                        Square    Contract                            Business
                      Annual       or                         Feet of     Rent                                 of
                      Realty      More     Names (s) of        Each        per      Lease      Renewal     Principal
      Property         Taxes     of GLA     Tenant(s)         Tenant     Sq. Ft.  Expiration   Options      Tenants
-----------------------------------------------------------------------------------------------------------------------
Industrial Building   $ 85,000     6      Practical           26,647      $4.20    Jun, 2008     N/A       Packaging
in Carson,  CA                            Packaging
                                          Seaway              12,283      $5.16    Apr, 1999  One 3 year   Distribution
                                          International
                                          O-Super Express     18,253      $4.80    Jun, 2000     N/A       Distribution

                                          Del Monte           26,545      $4.80    Dec, 1999  Two 5 year   Fruit and
                                                                                                           Fruit
                                                                                                           Products

                                          Continental Wire    11,682      $4.44    Dec, 1999     N/A       Wire
                                                                                                           Fabrication

                                          Haggen Dazs         12,000      $6.24    Dec, 1998     N/A       Ice Cream

Industrial Building   $105,850    N/A     N/A                    N/A        N/A       N/A        N/A       N/A
in Dallas, TX

Apartment Complex in  $274,380    N/A     N/A                    N/A        N/A       N/A        N/A       N/A
Frederick, MD

Industrial Building,  $ 39,600     1      Phonic Ear          35,100     $12.28    May, 2002     Yes       Hearing
Petaluma, CA                                                                                               Products

Industrial Building,  $ 72,925     1      Mita Copystar of    70,535      $5.00   Sept, 1999    None       Photocopier
Itasca, IL                                America, Inc.                                                    Distributor
-----------------------------------------------------------------------------------------------------------------------

     The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's properties:

--------------------------------------------------------------------------------
                              Gross                 Rental           Net
                             Leasable   Year-End    Revenue       Effective
         PROPERTY              Area    Occupancy   Recognized    Rent ($/sf/yr)*
--------------------------------------------------------------------------------
Industrial Building in
Carson,  CA
           1992              115,732      100%     $551,679        $ 4.77
           1993              115,732      100%     $639,297        $ 5.52
           1994              115,732      100%     $641,008        $ 5.54
           1995              115,732       89%     $620,300        $ 6.58
           1996              115,732      100%     $709,199        $ 7.08

Industrial Building in
Dallas, TX
           1992              168,478      100%     $550,996        $ 3.27
           1993              168,478      100%     $550,372        $ 3.27
           1994              168,478      100%     $551,000        $ 3.27
           1995              168,478       82%     $561,846        $ 3.49
           1996              168,478        0%     $ 72,074(1)     $ 0.00

Apartment Complex in
Frederick, MD
           1992              295,074       93%     $2,283,698      $ 9.21
           1993              295,074       91%     $2,487,586      $ 9.16
           1994              295,074       96%     $2,551,410      $ 9.25
           1995              295,074       94%     $2,661,022      $ 9.57
           1996              295,074       97%     $2,726,498      $ 9.70

Industrial Building,
Petaluma, CA
           1992               35,100      100%     $481,875        $13.73
           1993               35,100      100%     $416,146        $11.86
           1994               35,100      100%     $416,146        $11.86
           1995               35,100      100%     $416,146        $11.86
           1996               35,100      100%     $416,146        $11.86

Industrial Building,
Itasca, IL
           1992               70,535      100%     $477,000        $ 6.76
           1993               70,535      100%     $467,000        $ 6.62
           1994               70,535      100%     $475,000        $ 6.73
           1995               70,535      100%     $479,000        $ 6.79
           1996               70,535      100%     $492,000        $ 6.98
--------------------------------------------------------------------------------

* Net effective rent calculation is based on average occupancy during the respective years.

(1)  Temporary four month lease

     Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1996:

--------------------------------------------------------------------------------
                               TENANT AGING REPORT
                                                                  Percentage
                                                                      of
                                         Total       Total          Gross
                            # of Lease   Square      Annual         Annual
          Property          Expirations   Feet       Rental         Rental*
--------------------------------------------------------------------------------
Industrial Building in
Carson,  CA
            1997                 0          0            $0          0%
            1998                 3        46,939   $230,579         41%
            1999                 3        50,540   $242,664         43%
            2000                 1        18,253    $87,614         16%
            2001                 0          0            $0          0%
            2002                 0          0            $0          0%
            2003                 0          0            $0          0%
            2004                 0          0            $0          0%
            2005                 0          0            $0          0%
            2006                 0          0            $0          0%

Industrial Building in
Dallas, TX
            1997                 0          0            $0          0%
            1998                 0          0            $0          0%
            1999                 0          0            $0          0%
            2000                 0          0            $0          0%
            2001                 0          0            $0          0%
            2002                 0          0            $0          0%
            2003                 0          0            $0          0%
            2004                 0          0            $0          0%
            2005                 0          0            $0          0%
            2006                 0          0            $0          0%

Apartment Complex in
Frederick, MD
            1996                N/A        N/A          N/A         N/A
            1997                N/A        N/A          N/A         N/A
            1998                N/A        N/A          N/A         N/A
            1999                N/A        N/A          N/A         N/A
            2000                N/A        N/A          N/A         N/A
            2001                N/A        N/A          N/A         N/A
            2002                N/A        N/A          N/A         N/A
            2003                N/A        N/A          N/A         N/A
            2004                N/A        N/A          N/A         N/A
            2005                N/A        N/A          N/A         N/A

Industrial Building,
Petaluma, CA
            1997                 0          0            $0          0%
            1998                 0          0            $0          0%
            1999                 0          0            $0          0%
            2000                 0          0            $0          0%
            2001                 0          0            $0          0%
            2002                 1        35,100   $431,028        100%
            2003                 0          0            $0          0%
            2004                 0          0            $0          0%
            2005                 0          0            $0          0%
            2006                 0          0            $0          0%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Industrial Building,
Itasca, IL
            1997                 0          0            $0          0%
            1998                 0          0            $0          0%
            1999                 1        70,535   $352,675        100%
            2000                 0          0            $0          0%
            2001                 0          0            $0          0%
            2002                 0          0            $0          0%
            2003                 0          0            $0          0%
            2004                 0          0            $0          0%
            2005                 0          0            $0          0%
            2006                 0          0            $0          0%
--------------------------------------------------------------------------------

*    Does not include expenses paid by tenants.

     The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed for purposes of depreciation, and (v) accumulated depreciation.

-------------------------------------------------------------------------------------
                                            Rate of              Life    Accumulated
     Entity / Property       Tax Basis   Depreciation  Method  in years  Depreciation
-------------------------------------------------------------------------------------
Apartment Complex in
Frederick, MD
----------------------
Building & Improvements     $ 2,666,994       N/A     150% DB    15        $1,278,656
Building & Improvements      10,239,068      3.64%      SL       27.5       2,296,416
                            -----------                                    ----------
Total Depreciable Assets    $12,906,062                                    $3,575,072

Industrial Building in
Petaluma, CA
----------------------
Building & Improvements     $ 2,141,214      3.18%      SL       31.5      $  376,502
Building Improvements           295,617      6.67%      SL       15           108,414
                            -----------                                    ----------
Total Depreciable Assets    $ 2,436,831                                    $  484,916

Industrial Building in
Carson, CA
----------------------
Building                    $ 3,727,028      2.50%      SL       40        $  647,415
                            -----------                                    ----------
Total Depreciable Assets    $ 3,727,028                                    $  647,415

Industrial Building in
Dallas, TX
----------------------
Building                    $ 4,124,597      2.50%      SL       40        $  734,169
                            -----------                                    ----------
 Total Depreciable Assets   $ 4,124,597                                    $  734,169

Industrial Building in
Itasca, IL
----------------------
Building                    $ 2,121,478      2.50%      SL       40        $  280,047
                            -----------                                    ----------
Total Depreciable Assets    $ 2,121,478                                    $  280,047

Total Depreciable Assets    $25,315,996                                    $5,721,619
                            ===========                                    ==========
-------------------------------------------------------------------------------------

SL = Straight Line
DB = Declining Balance

     Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness:

Industrial Building in Carson, California

This property is located within the greater Los Angeles industrial market, consisting of 957 million square feet. More specifically, the property is located within the South Bay industrial market, which consists of 194 million square feet, or 20% of the total Los Angeles industrial market. As of September 30, 1996, the South Bay industrial vacancy rate was approximately 9.3%, slightly higher than the Los Angeles Industrial market as a whole, which had a vacancy rate of 8.5%.

Industrial Building in Dallas, Texas

This industrial building is located in the Dallas/Fort Worth industrial market. As of December 31, 1996, this market had a total inventory of approximately 375 million square feet, which represents an increase of approximately 13.5 million square feet from year end 1995. Overall vacancy at year end 1996 was 7.4%. It is estimated that another 12.9 million square feet of industrial space is under construction. The building is located within the North Stemmons submarket which totals approximately 27 million square feet or 7% of the total Dallas/Fort Worth inventory. At year end 1996, vacancy in this sub market was 9.8%.

Industrial Building, Itasca, Illinois.

This industrial building is located in the Metropolitan Chicago industrial market. As of September 30, 1996, the overall market had a total inventory of approximately 925 million square feet, approximately 63.7 million square feet, or 6.9% of which, was vacant. This availability represents an increase of roughly 8.3 million square feet from the period ending 12 months earlier, which is due, in part, to new speculative construction delivered to the market with limited pre-leasing activity. The Northeast Dupage submarket has currently 5.9 million square feet of available space, up 13% from 12 months ago but down 47% from 1993 levels.

Apartment Complex in Frederick, Maryland.

This apartment complex is located in the southwestern section of the City of Frederick, Maryland, which is approximately 50 miles from both Washington, D.C. and Baltimore, Maryland. As of December, 1996, S.C. Back Associates, Inc. surveyed eight competitive apartment properties within the Frederick market that compete with the apartment complex. Overall occupancy in the market in December 1996 was 96.3%, which is up slightly from 95% a year earlier. The market is relatively healthy as 204 new apartment units were absorbed in 1995 with a relatively small impact on overall occupancy. Average asking rental rates have also increased slightly.

Industrial Building, Petaluma, California

This property is located in northern California in the town of Petaluma which is within the Sonoma County industrial market. As of September 30, 1996, the Sonoma County industrial market had a total inventory of approximately 17,800,000 square feet and an overall occupancy rate of 92.6%, which is down slightly from the occupancy level of a year earlier at 93.3%. The Petaluma submarket is the strongest submarket within Sonoma County with a current vacancy rate of 3% on a base of approximately 4.1 million square feet; this vacancy level has remained relatively constant over the last several years.

Item 3. Legal Proceedings.

     The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

     As of December 31, 1996, there were 6,582 holders of Units.

     The Partnership's Amended and Restated Agreement of Limited Partnership dated July 28, 1988, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1996, cash distributions paid in 1996 or distributed after year end with respect to 1996 to the Limited Partners as a group totaled $2,062,756. For the year ended December 31, 1995, cash distributions paid in 1995 or distributed after year end with respect to 1995 to the Limited Partners as a group totaled $2,439,400.

     Cash distributions exceeded net income in 1996 and net loss 1995 and therefore resulted in a reduction of partners' capital. The Partnership incurred a net loss in 1995, primarily as a result of a non-cash charge related to the reduction in the carrying value of an investment. Cash distributions in 1996 and 1995 approximated cash provided by operating activities. Reference is made to the Partnership's Statement of Changes in Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6. Selected Financial Data.

                         For Year      For Year     For Year     For Year     For Year
                         Ended or      Ended or     Ended or     Ended or     Ended or
                           as of         as of        as of        as of        as of
                         12/31/96     12/31/95(1)  12/31/94(2)   12/31/93     12/31/92
                       ----------------------------------------------------------------
Revenues               $ 2,250,424   $ 2,662,452  $ 5,885,003  $ 2,674,282  $ 2,614,340

Net Income (Loss)      $ 1,186,133   $  (206,204) $ 4,677,407  $ 1,778,797  $ 1,762,348

Net Income (Loss)
per Limited
Partnership Unit       $     24.07   $     (4.18) $     94.91  $     36.10  $     35.76


Total Assets           $29,099,680   $30,094,908  $32,766,653  $39,603,994  $40,482,576

Total Cash
Distributions
per Limited
Partnership
Unit, including
amounts
distributed
after year end
with respect to
the previous year      $     42.28   $     50.00  $    237.73  $     54.74  $     53.55

(1) Net loss in 1995 includes a provision of $1,500,000 to recognize the impairment of a real estate investment.

(2) Revenues and net income in 1994 include a gain of $2,869,376 on the sale of the Lakewood property.

Item 7

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in December 1988 and a total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs or retained as working capital reserves. The Partnership currently holds the five investments described in Item 1 hereof. In addition, one investment was sold in 1990 and another in 1994. As a result of these sales, capital of $11,271,004 ($231.02 per limited partnership unit) has been returned to the limited partners.

     At December 31, 1996, the Partnership had $5,270,393 in cash, cash equivalents and short-term investments, of which $520,898 was used for cash distributions to partners on January 30, 1997; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will be primarily cash generated by the Partnership's short-term and real estate investments. Based an adjusted capital contribution of $768.98 per limited partnership unit, distributions of cash from operations were made at the annualized rate of 5.5% for each quarter of 1996. Quarterly distributions of cash from operations for 1995 were made at the annualized rate of 6.5%. The decrease in the distribution rate is due to the decline in cash flow from operations as a result of the vacancy at Stemmons Industrial.

     The carrying value of real estate investments in the financial statements at December 31, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1996, the carrying value of one investment exceeded its appraised value by $260,000. The appraised value of each of the other investments exceeded their related carrying value by an aggregate of approximately $5,700,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

     Form of Real Estate Investments

     The Wilmington Industrial investment is a wholly-owned property. Effective July 1, 1994, the Stemmons Industrial joint venture investment was converted to a wholly-owned property. The Lakewood investment, which was sold in August 1994, was a joint venture, as are the remaining investments in the portfolio.

     Operating Factors

     Three of the Partnership's four industrial properties (Prentiss Copystar, Wilmington and White Phonic) were 100% leased at December 31, 1996. At December 31, 1995, the Prentiss Copystar and White Phonic properties were 100% leased, and Wilmington was 89% leased.

     Upon expiration of its lease on September 30, 1995, the sole tenant at Stemmons Industrial vacated the property. The Partnership negotiated a four-month lease for 82% of the space, which commenced on November 1, 1995, with a corporation that needed temporary warehouse capacity. That lease expired at the end of February 1996 and the tenant vacated. The Partnership is marketing this space to potential long-term tenants. There are no firm prospects at this time.

     During the second quarter of 1995, the managing general partner determined the Partnership would likely not recover the carrying value of its investment in the Wilmington Industrial property over the projected holding period. Accordingly, the carrying value was reduced to estimated net fair market value, with a charge to operations of $1,500,000.

     Occupancy at Waterford Apartments, the Partnership's multi-family residential property, has been in the mid-90% range through 1996, which is consistent with the two prior years.

     Investment Activity

     Interest income on cash equivalents and short-term investments decreased during 1996 due primarily to lower average investment balances and lower average yields. Interest income on short term investments and cash equivalents increased between 1995 and 1994, the result of increased balances and higher interest rates.

     The gain recognized by the Partnership in 1994 on the sale of Lakewood was $2,869,376 ($58.23 per limited partnership unit). An additional $13,194 was received in 1995 in final settlement of this sale. The limited partners received a capital distribution of $182.85 per limited partnership in 1994 from the proceeds of the sale.

     1996 Compared to 1995

     Total real estate activity for 1996 was $1,325,302, a decrease from $1,432,144 for 1995, exclusive of the investment valuation allowance in 1995. Operating income at Stemmons Industrial decreased $491,000 due to lower rental revenue and higher expenses as a result of the property being vacant for the majority of 1996. This decrease was partially offset by an increase in operating income of $364,000 from Wilmington Industrial due to the increase in occupancy, combined with lower depreciation and amortization expense since certain assets have been fully depreciated.

     Cash flow from operations decreased by $523,000 from 1995 to 1996. This decrease is largely consistent with the investment results discussed above, combined with changes in property working capital.

     1995 Compared to 1994

     Exclusive of the operating results from Lakewood Apartments in 1994 and the investment valuation allowance in 1995, real estate operations for 1995 were $1,418,950, a 14% decrease compared to $1,645,393 in 1994. Operating income from Waterford Apartments increased approximately $140,000 as a result of improved occupancy and rental rates. This increase was offset by a $194,000 decrease in operating income from Wilmington Industrial due to significant lease roll-over activity which resulted in lower occupancy for most of the year. Operating income from Stemmons Industrial also decreased by nearly $155,000 due to lease roll-over at lower rental rates as well as higher operating expenses.

     Exclusive of cash flow generated from Lakewood Apartments in 1994, operating cash flow in 1995 decreased by $152,298 compared to 1994. This change is relatively consistent with the changes in real estate operating results and short-term interest income.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     1996 Compared to 1995

     The Partnership management fee decreased due to a decrease in distributable cash flow. General and administrative expenses did not change significantly between the two years.

     1995 Compared to 1994

     The Partnership management fee decreased as a result of the decrease in distributable cash flow. General and administrative expenses did not change significantly between the two years.

Inflation

     By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of the Partnership's real estate investments over time if rental rates and replacement costs increase. Declines in property values during the period of Partnership operations, due to market and economic conditions, have overshadowed the positive affect inflation may have on the value of the Partnership's investments.

Item 8. Financial Statements and Supplementary Data.

     See the Financial Statements of the Partnership included as a part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     (a) and (b) Identification of Directors and Executive Officers.

     The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1996, as well as subsequent changes through January 24, 1997.

Name                      Position(s) with the Managing General Partner      Age
----                      ---------------------------------------------      ---
Joseph W. O'Connor        President, Chief Executive Officer and Director     50
Daniel J. Coughlin        Managing Director and Director                      44
Peter P. Twining(1)       Managing Director, General Counsel and Director     50
Wesley M. Gardiner, Jr.   Vice President                                      38
Daniel C. Mackowiak       Principal Financial and Accounting Officer          45
James J. Finnegan(2)      Managing Director, General Counsel and Director     36

(1)  Through January 24, 1997 only
(2)  As of January 25, 1997

     Mr. O'Connor and Mr. Coughlin have served in an executive capacity since the organization of the Managing General Partner on October 13, 1987. Mr. Gardiner and Mr. Twining have served in their capacities since June 1994, and Mr. Mackowiak has served in his capacity since January 1, 1996. All of these individuals will continue to serve in such capacities until their successors are elected and qualified.

     (c) Identification of Certain Significant Employees.

          None.

     (d) Family Relationships.

          None.

     (e) Business Experience.

          The Managing General Partner was incorporated in Massachusetts on October 13, 1987. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

     Joseph W. O'Connor has been President, Chief Executive Officer and a Director of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. since January,

1982. He was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988. He has been active in real estate for 28 years. From June, 1967, until December, 1981, he was employed by New England Mutual Life Insurance Company ("The New England"), which has been merged with and into Metropolitan Life Insurance Company, most recently as a Vice President in which position he was responsible for The New England's real estate portfolio. He received a B.A. from Holy Cross College and an M.B.A. from Harvard Business School.

     Daniel J. Coughlin was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988 and a Director of AEW since July 1994. Mr. Coughlin has been active in financial management and control for 22 years. From June, 1974 to December, 1981, he was Real Estate Administration Officer in the Investment Real Estate Department at The New England. Since January, 1982, he has been in charge of the asset management division of AEW. Mr. Coughlin is a Certified Property Manager and a licensed real estate broker. He received a B.A. from Stonehill College and an M.B.A. from Boston University.

     Peter P. Twining was a Managing Director and General Counsel of AEW until January 24, 1997 when he resigned from all offices and directorships. As such, he was responsible for general legal oversight and policy with respect to AEW and its investment portfolios. Before being promoted to this position in January 1994, he was a Vice President/Principal and senior lawyer responsible for assisting in the oversight and management of AEW's legal operations. Before joining AEW in 1987, he was a senior member of the Law Department at The New England and was associated with the Boston law firm, Ropes and Gray. Mr. Twining is a graduate of Harvard College and received his J.D. in 1979 from Northeastern University.

     Wesley M. Gardiner, Jr. joined AEW in 1990 and has been a Vice President at AEW since January, 1994. From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, as a Vice President and Team Leader, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

     Daniel C. Mackowiak has been a Vice President of AEW since January 1989 and has been a Vice President and the Principal Financial and Accounting Officer of the Managing General Partner since January 1996. Mr. Mackowiak previously held the offices of Chief Accounting Officer of AEW from January 1989 through April 1994 and Vice President and Principal Financial and Accounting Officer of the Managing General Partner between January 1989 and May 1994. From 1975 until joining AEW, he was employed by the public accounting firm of Price Waterhouse, most recently as a Senior Audit Manager. He is a certified public accountant and has been active in the field of accounting his entire business career. He received a B.S. from Nichols College and an M.B.A. from Cornell University.

     James J. Finnegan is the Assistant General Counsel of AEW Capital Management, L.P. ("AEW Capital Management") and has succeeded Peter Twining as Managing Director, General Counsel and Director of AEW, a subsidiary of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as the firm's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (BA) and Fordham University School of law (JD).

     Mr. O'Connor is a director of Evans Withycombe Residential, Inc., a Maryland corporation organized as a real estate investment trust which is listed for trading on the New York Stock Exchange. None of the other directors of the Managing General Partner is a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. All of the directors and officers of the Managing General Partner also serve as directors and officers of one or more corporations which serve as general partners of publicly-traded real estate limited partnerships which are affiliated with the Managing General Partner.

(f) Involvement in Certain Legal Proceedings.

          None.

Item 11. Executive Compensation.

     Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1, 2 and 6 of Notes to Financial Statements.

     The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1996:

                                                                     Amount of
                                                                   Compensation
                                                                        and
Receiving Entity                     Type of Compensation          Reimbursement
----------------                     --------------------          -------------
General Partners                     Share of Distributable Cash     $ 20,836

AEW Real Estate Advisors, Inc.       Management Fees and              227,422
(formerly known as Copley            Expense Reimbursements
Real Estate Advisors, Inc)

New England Securities Corporation   Servicing Fees and                 9,211
                                     Expense Reimbursement

Back Bay Advisors, L.P.              Short-term Investment
                                     Advisory Services                  6,278
                                                                     --------
                                     TOTAL:                          $263,747
                                                                     ========

     For the year ended December 31, 1996, the Partnership allocated $14,414 of taxable income to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners

     No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1996. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

     Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

(b) Security Ownership of Management.

     The General Partners of the Partnership owned no Units at December 31,
1996.

(c) Changes in Control.

     There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions.

     The Partnership has no relationships or transactions to report other than as reported in Item 11, above.

                                     PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K.

     (a) The following documents are filed as part of this report:

          (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedule, Financial Statements Index No. 2, and Financial Statements Index No. 3 are filed as part of this Annual Report.

          (2) Financial Statement Schedules--The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule is filed as part of this Annual Report.

          (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

     (b) Reports on Form 8-K. During the last quarter of the year ending December 31, 1996, the Partnership filed no Current Report on Form 8-K.

                          COPLEY PENSION PROPERTIES VI;

                        A REAL ESTATE LIMITED PARTNERSHIP


                              Financial Statements

                             * * * * * * * * * * * *


                                December 31, 1996

                          COPLEY PENSION PROPERTIES VI;
                        A REAL ESTATE LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                            Page

Report of Independent Accountants.............................................

Financial Statements:

       Balance Sheet - December 31, 1996 and 1995.............................

       Statement of Operations - Years ended December 31, 1996, 1995 and 1994.............................................................

       Statement of Changes in Partners' Capital (Deficit) -
         Years ended December 31, 1996, 1995 and 1994.........................

       Statement of Cash Flows - Years ended December 31, 1996, 1995 and 1994.............................................................

       Notes to Financial Statements..........................................

Financial Statement Schedule:

       Schedule III - Real Estate and Accumulated Depreciation
          at December 31, 1996................................................

                        Report of Independent Accountants

To the Partners

Copley Pension Properties VI;
A Real Estate Limited Partnership

In our opinion, based upon our audits and the reports of other auditors for the years ended December 31, 1996, 1995 and 1994, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Pension Properties VI; A Real Estate Limited Partnership (the "Partnership") at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Sixth Copley Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's Waterford Apartments and White Phonic joint venture investees (collectively, the "Ventures") for the years ended December 31, 1996, 1995 and 1994, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for the Ventures aggregated $1,002,020, $1,021,252, and $893,816 for the years ended December 31, 1996, 1995 and 1994, respectively. We also did not audit the financial statements of the Partnership's Prentiss/Copley Itasca Associates joint venture investee for the year ended December 31, 1995, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for Prentiss/Copley Itasca Associates aggregated $143,434 for the year ended December 31, 1995. We also did not audit the financial statements of the Partnership's investment in Stemmons Industrial for the year ended December 31, 1994, which statements reflect operating income of $459,907 which is included in total real estate operations in the Partnership's financial statements. We also did not audit the financial statements of 21136 Wilmington Avenue, a wholly-owned property, for the years ended December 31, 1996, 1995 and 1994, which statements reflect total assets of $5,530,482 and $5,519,958 at December 31, 1996 and 1995, respectively, and total revenues of $746,004, $625,282, and $839,503 for the years ended December 31, 1996, 1995 and 1994, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for the Ventures for the years ended December 31, 1996, 1995 and 1994, for equity in joint venture income for Prentiss/Copley Itasca Associates for the year ended December 31, 1995, for the operating income and equity in joint venture income for Stemmons Industrial for the year ended December 31, 1994 and for the amounts for 21136 Wilmington Avenue for the years ended December 31, 1996, 1995 and 1994, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1996, 1995 and 1994 provide a reasonable basis for the opinion expressed above.


/s/  Price Waterhouse LLP
     ------------------------
Boston, Massachusetts
March 13, 1997

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET

                                                           December 31,
                                                  -----------------------------
                                                      1996             1995
                                                  ------------     ------------
Assets

Real estate investments:
  Joint ventures                                  $ 15,479,056     $ 16,200,967
  Property, net                                      8,350,231        8,371,374
                                                  ------------     ------------
                                                    23,829,287       24,572,341

Cash and cash equivalents                            3,076,103        2,997,934
Short-term investments                               2,194,290        2,524,633
                                                  ------------     ------------
                                                  $ 29,099,680     $ 30,094,908
                                                  ============     ============

Liabilities and Partners' Capital

Accounts payable                                  $     86,347     $     79,597
Accrued management fee                                  51,517           60,924
Deferred disposition fees                              582,677          582,677
                                                  ------------     ------------
Total liabilities                                      720,541          723,198
                                                  ------------     ------------

Partners' capital (deficit):
  Limited partners ($768.98 per unit;
    160,000 units authorized; 48,788
    units issued and outstanding)                   28,415,303       29,397,948
  General partners                                     (36,164)         (26,238)
                                                  ------------     ------------
Total partners' capital                             28,379,139       29,371,710
                                                  ------------     ------------
                                                  $ 29,099,680     $ 30,094,908
                                                  ============     ============

                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS

                                                  Year ended December 31,
                                        ---------------------------------------
                                             1996          1995          1994
                                        -----------   -----------   -----------
Investment Activity

Property rentals                        $   818,078   $ 1,187,128   $ 1,134,242
Property operating expenses                (369,959)     (399,757)     (305,962)
Depreciation and amortization              (286,940)     (533,107)     (446,056)
                                        -----------   -----------   -----------
                                            161,179       254,264       382,224

Joint venture earnings                    1,164,123     1,164,686     1,641,328
Investment valuation allowance                 --      (1,500,000)         --
                                        -----------   -----------   -----------
  Total real estate operations            1,325,302       (81,050)    2,023,552

Gain on sale of property by
  joint venture                                --          13,194     2,869,376
                                        -----------   -----------   -----------
  Total real estate activity              1,325,302       (67,856)    4,892,928

Interest on cash equivalents
  and short-term investments                268,223       297,444       240,057
                                        -----------   -----------   -----------
  Total investment activity               1,593,525       229,588     5,132,985
                                        -----------   -----------   -----------
Portfolio Expenses
Management fee                              206,070       243,696       267,481
General and administrative                  201,322       192,096       188,097
                                        -----------   -----------   -----------
                                            407,392       435,792       455,578
                                        -----------   -----------   -----------
Net Income (Loss)                       $ 1,186,133   $  (206,204)  $ 4,677,407
                                        ===========   ===========   ===========
Net income (loss) per limited
  partnership unit                      $     24.07   $     (4.18)  $     94.91
                                        ===========   ===========   ===========
Cash distributions per limited
  partnership unit                      $     44.21   $     50.00   $    239.51
                                        ===========   ===========   ===========
Number of limited partnership
  units outstanding during the year          48,788        48,788        48,788
                                        ===========   ===========   ===========

                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                        Year ended December 31,
                        ---------------------------------------------------------------------------------------
                                    1996                          1995                         1994
                        ---------------------------   ---------------------------   ---------------------------
                            General       Limited        General        Limited        General       Limited
                           Partners      Partners       Partners       Partners       Partners      Partners
                        ------------   ------------   ------------   ------------   ------------   ------------
Balance at beginning
   of year              $    (26,238)  $ 29,397,948   $        464   $ 32,041,490   $    (18,390)  $ 39,096,068

Cash distributions           (21,787)    (2,156,917)       (24,640)    (2,439,400)       (27,920)   (11,685,211)

Net income (loss)             11,861      1,174,272         (2,062)      (204,142)        46,774      4,630,633
                        ------------   ------------   ------------   ------------   ------------   ------------

Balance at end
   of year              $    (36,164)  $ 28,415,303   $    (26,238)  $ 29,397,948   $        464   $ 32,041,490
                        ============   ============   ============   ============   ============   ============

                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS

                                                              Year ended December 31,
                                                    ------------------------------------------
                                                            1996           1995           1994
                                                    ------------   ------------   ------------
Cash flows from operating activities:
 Net income (loss)                                  $  1,186,133   $   (206,204)  $  4,677,407
 Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
   Depreciation and amortization                         286,940        533,107        446,056
   Equity in joint venture income                     (1,164,123)    (1,164,686)    (1,641,328)
   Cash distributions from joint ventures              1,871,702      1,841,184      2,652,126
   Gain on sale of property by joint venture                --          (13,194)    (2,869,376)
   Investment valuation allowance                           --        1,500,000           --
   Increase in deferred leasing costs and
    other assets                                         (34,104)       (11,731)       (18,192)
   (Increase) decrease in investment income
     receivable                                          (16,876)         1,244          5,856
   (Increase) decrease in property working capital       (84,903)        86,916        207,983
   Decrease in operating liabilities                      (2,657)        (1,501)      (120,294)
                                                    ------------   ------------   ------------
     Net cash provided by operating activities         2,042,112      2,565,135      3,340,238
                                                    ------------   ------------   ------------
Cash flows from investing activities:
 Investment in property                                 (132,458)       (12,014)       (97,732)
 Net proceeds from sale of investment                       --           13,194      8,812,530
 Deferred disposition fee                                   --             --          318,677
 Return of capital from joint venture                       --             --            5,397
 Decrease (increase) in short-term
   investments, net                                      347,219     (1,757,244)       240,794
                                                    ------------   ------------   ------------
   Net cash provided by (used in)
     investing activities                                214,761     (1,756,064)     9,279,666
                                                    ------------   ------------   ------------
Cash flows from financing activity:
 Distributions to partners                            (2,178,704)    (2,464,040)   (11,713,131)
                                                    ------------   ------------   ------------
   Net cash used in financing activity                (2,178,704)    (2,464,040)   (11,713,131)
                                                    ------------   ------------   ------------
Net increase (decrease) in cash and
 cash equivalents                                         78,169     (1,654,969)       906,773

Cash and cash equivalents:
 Beginning of year                                     2,997,934      4,652,903      3,746,130
                                                    ------------   ------------   ------------
 End of year                                        $  3,076,103   $  2,997,934   $  4,652,903
                                                    ============   ============   ============

Significant Non-Cash Transaction:

          Effective July 1, 1994, the Partnership's joint venture investment in Stemmons Industrial was restructured to a wholly-owned property The carrying value of this investment at conversion was $4,531,719.

                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business

     General

     Copley Pension Properties VI; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in July 1988, and acquired the five real estate investments it currently owns prior to the end of 1991. It intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate.

     The managing general partner of the Partnership is Sixth Copley Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is GCOP Associates Limited Partnership, a Massachusetts limited partnership, the general partners of which are managing directors of AEW and/or officers of the managing general partner. Subject to the managing general partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

     On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC") a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich, Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW operations"). Simultaneously, a new entity, AEW Capital Management L.P., was formed into which NEIC contributed its interest in Copley and its affiliates. As a result, the AEW operations were combined with Copley to form the business operations of AEW Capital Management, L.P. This transaction is not expected to have a material effect on the operations of the Partnership.

     Prior to August 30, 1996, New England Mutual Life Insurance Company ("The New England") was NEIC's principal unit holder and owner of all of the outstanding stock of NEIC's general partner. On August 30, 1996, The New England merged with and into Metropolitan Life Insurance Company ("Met Life"). Met Life is the surviving entity and, therefore, through a wholly owned subsidiary, became the owner of the units of partnership interest previously owned by The New England and of the stock of NEIC's general partner. This transaction is not expected to have a material effect on the operations of the Partnership.

     Management

     AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash from operations, as defined, before deducting such fees. The deferred management fees of $112,441 incurred through 1990 were paid to the advisor in September 1994 with a portion of the proceeds from the sale of Lakewood Apartments. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($21,352 in 1996, $23,012 in 1995, and $15,841 in 1994). Acquisition fees were paid in an amount equal to 2% of the gross proceeds from the offering, at the time commitments were initially funded. Disposition fees are generally 3% of the selling price of the property, but are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

     New England Securities Corporation ("NESC"), an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unitholder servicing agent. Fees and out-of-pocket expenses for such services totaled $9,211, $8,493 and $10,024 in 1996, 1995 and 1994, respectively. Fees to Back Bay Advisors, L.P., a wholly-owned subsidiary of NEIC, for short-term investment advisory services totaled $6,278, $5,047 and $4,363, for the same annual periods.

Note 2 - Summary of Significant Accounting Policies

     Accounting Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires the managing general partner to make estimates affecting the reported amounts of assets and liabilities, and of revenues and expenses. In the Partnership's business, certain estimates require an assessment of factors not within management's control, such as the ability of tenants to perform under long-term leases and the ability of the properties to sustain their occupancies in changing markets. Actual results, therefore, could differ from those estimates.

     Real Estate Joint Ventures

     Investments in joint ventures, which are in substance real estate investments, are stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns thereon. Currently, the Partnership records an amount equal to 100% of the operating results of each joint venture, after the elimination of all inter-entity transactions, except for the two ventures which include an affiliate of the Partnership, which has substantial economic equity in the respective projects.

     Property

     Property includes land and buildings, which are stated at cost less accumulated depreciation, and other operating net assets (liabilities). The Partnership's initial carrying value of a property previously owned by a joint venture equals the Partnership's carrying value of the prior investment on the conversion date.

     Capitalized Costs, Depreciation and Amortization

     Maintenance and repair costs are expensed as incurred. Significant improvements and renewals are capitalized. Depreciation is computed using the straight-line method based on estimated useful lives of the buildings and improvements. Leasing costs are also capitalized and amortized over the related lease term.

     Acquisition fees have been capitalized as part of the cost of real estate investments. Amounts not related to land are being amortized using the straight-line method over the estimated useful lives of the underlying property.

     Certain tenant leases provide for rental increases over the respective lease terms. Rental revenue is being recognized on a straight-line basis over the lease terms.

     Realizability of Real Estate Investments

     The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows generated from the operations and disposition of the property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments being held for sale, the impairment loss also includes estimated costs of sale. Property held for sale is not depreciated during the holding period. In 1995, the managing general partner determined that the carrying value of the Wilmington Industrial property should be reduced to estimated fair market value. (See Note 4.)

     Carrying value may be greater or less than current appraised value. At December 31, 1996, the carrying value of one investment exceed its appraised value by $260,000. The remaining investments had appraised values which exceeded the related carrying values by an aggregate of $5,700,000. At December 31, 1995, the investments had appraised values which exceeded related carrying values by an aggregate of $4,500,000.

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

     Cash Equivalents and Short-Term Investments

     Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

     The Partnership has the positive intent and ability to hold all investments to maturity; therefore, short-term investments are carried at cost, plus accrued interest which approximates market value. At December 31, 1996 and 1995, all investments were in commercial paper with less than two and six months, respectively, remaining to maturity.

     Organization Costs

     Costs incurred in connection with organizing the Partnership were capitalized and have been amortized using the straight-line method over five years.

     Deferred Disposition Fees

     Disposition fees due to AEW related to sales of investments are included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus stipulated returns thereon.

     Income Taxes

     A partnership is not liable for income taxes and, therefore, no provision for income taxes is made in the financial statements of the Partnership. A proportionate share of the Partnership's income is reportable on each partner's tax return.

     Per Unit Computations

     Per unit computations are based on the number of units of limited partnership interest outstanding during the year. The actual per unit amount will vary by partner depending on the date of admission to, or withdrawal from, the Partnership.

     Reclassifications

     Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

Note 3 - Real Estate Joint Ventures

     The Partnership had invested in seven real estate joint ventures, organized as general partnerships with a real estate management/development firm and, in three cases, with an affiliate of the Partnership. One joint venture sold its property in 1990; another was restructured into a wholly-owned property in 1991. During 1994, the Lakewood joint venture sold its property and the Stemmons Industrial investment was converted to a wholly-owned property. The Partnership has committed to make capital contributions to the ventures, which are generally subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The joint venture agreements provide for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of their ownership share in the event a venture partner does not contribute proportionately.

     The respective real estate management/development firm is responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The real estate management/development firm, or its affiliates, also provides various services to the respective joint venture for a fee.

     The following is a summary of cash invested in joint ventures, net of returns of capital and excluding acquisition fees:

                         Preferential
      Investment/           Rate of        Ownership         December 31,
       Location             Return         Interest      1996           1995
       --------             ------         --------    ---------     ----------

Waterford Apartments
  Frederick, MD             10.09%          48.75%    $14,099,978    $14,099,978

White Phonic
  Petaluma, CA              10.0 %             50%    $ 3,281,963    $ 3,281,963

Prentiss Copystar
  Itasca, IL                11.0 %          51.75%    $ 2,232,848    $ 2,232,848

     Waterford Apartments

     On March 20, 1989, the Partnership entered into a joint venture with an affiliate of Bozzuto and Associates, and with an affiliate of the Partnership, to develop and operate a garden-style apartment complex. The Partnership and its affiliate collectively have a 65% ownership interest in the joint venture. The Partnership committed to contribute up to $14,100,000 to the capital of the joint venture. The preferential return related to $3,525,000 is payable currently only to the extent of available cash flow. In the event of a sale or refinancing prior to the tenth anniversary of the joint venture agreement, 25% of the Partnership's contribution would first be repaid unconditionally. The remaining 75% would be repaid subject to a premium designed to preserve the stipulated rate of return through the ninth anniversary of the joint venture agreement.

     White Phonic

     On April 30, 1990, the Partnership entered into a joint venture with an affiliate of William C. White and George Vila to develop and operate an office/industrial building. The Partnership committed to make a maximum capital contribution of $3,450,000. During the first ten years, up to 1% of the preferential return may be deferred to the extent payments cannot be met from operating and extraordinary cash flow. Future minimum rents due to the venture under non-cancelable operating leases are: $431,028 in 1997; $450,333 in 1998; $468,936 in 1999; $488,241 in 2000; and $207,090 in 2001.

     Prentiss Copystar

     On May 23, 1991, the Partnership entered into a joint venture with an affiliate of Prentiss Properties, Ltd., and an affiliate of the Partnership, to develop and operate an industrial facility. The Partnership and its affiliate collectively have a 75% interest in the joint venture. The Partnership committed to make a maximum capital contribution of $2,300,000. The preferential return related to $690,000 is payable currently only to the extent of available cash flow. If $1,610,000, or any portion thereof, is returned to the Partnership between the second and tenth anniversary of the joint venture agreement, the return will be increased by an amount sufficient to preserve the stipulated rate of return through the tenth anniversary. Future minimum rents due to the venture under a non-cancelable operating lease are:
$355,000 in 1997; $366,000 in 1998; and $281,000 in 1999.

     Sale of Lakewood

     On August 12, 1988, the Partnership entered into a joint venture with an affiliate of Evans Withycombe Company, and an affiliate of the Partnership, to develop and operate an apartment complex. The Partnership and its affiliate collectively had a 65% interest in the joint venture. The Partnership made capital contributions totaling $6,731,182.

     On August 17, 1994, the joint venture sold its property. After closing costs, the Partnership received its share of the sale proceeds of $9,131,207 and recognized a gain of $2,869,376 ($58.23 per limited partnership unit). At that time, the Partnership also received a preferential return payment of $237,880. A disposition fee of $318,677 was accrued but not paid to the advisor. On September 15, 1994, the Partnership made a capital distribution of $8,920,886 ($182.85 per limited partnership unit) from the proceeds of this sale. An additional $13,194 was received in 1995 in final settlement of this sale.

Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the joint ventures:

                             Assets and Liabilities

                                                          December 31,
                                                   -----------------------------
                                                      1996             1995
                                                   -----------       -----------
Assets
  Real property, at cost less
    accumulated depreciation
    of $6,158,575 and
    $5,295,528, respectively                       $17,199,404       $18,062,468
  Other                                                739,700           885,699
                                                   -----------       -----------
                                                    17,939,104        18,948,167

Liabilities                                            235,655           354,196
                                                   -----------       -----------
Net assets                                         $17,703,449       $18,593,971
                                                   ===========       ===========

                              Results of Operations

                                                 Year ended December 31,
                                          --------------------------------------
                                             1996          1995          1994
                                          ----------    ----------    ----------
Revenue:
  Rental income                           $3,720,730    $3,622,286    $5,107,676
  Interest and other income                    7,842         7,098        15,458
                                          ----------    ----------    ----------
                                           3,728,572     3,629,384     5,123,134
                                          ----------     ---------     ---------
Expenses:
  Operating expenses                       1,367,708     1,217,644     1,857,013
  Depreciation and amortization              878,016       907,276     1,154,979
                                          ----------    ----------    ----------
                                           2,245,724     2,124,920     3,011,992
                                          ----------    ----------    ----------
Net income                                $1,482,848    $1,504,464    $2,111,142
                                          ==========    ==========    ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to three investments) its affiliates on behalf of their various financing arrangements with the joint ventures.

Note 4 - Property

     On July 18, 1988, the Partnership entered into a joint venture with an affiliate of The Hewson Company to acquire and operate an industrial building known as Wilmington Industrial in Carson, CA. The Partnership made capital contributions totaling $7,774,402. During 1991, when the venture partner did not fund its proportionate share of the cash flow deficit, the Partnership's ownership interest increased to 100%.

     On December 7, 1988, the Partnership entered into a joint venture with an affiliate of The Trammell Crow Company to acquire, rehabilitate and operate an industrial building known as Stemmons Industrial in Dallas, TX. The Partnership made a capital contribution of $5,307,504. Effective July 1, 1994 this joint venture was dissolved and the venture partner's interest was assigned to the Partnership. Accordingly, as of this date, the investment has been accounted for as a wholly-owned property.

     The following is a summary of the Partnership's investment in property at December 31, 1996 and 1995, respectively:

                                                          December 31,
                                                  -----------------------------
                                                     1996              1995
                                                  -----------       -----------
Land                                              $ 3,408,203       $ 3,408,203
Buildings, improvements and
  other capitalized costs                           8,869,433         8,702,871
Investment valuation allowance                     (1,500,000)       (1,500,000)
Accumulated depreciation and
  amortization                                     (2,330,843)       (2,058,235)
Net operating liabilities                             (96,562)         (181,465)
                                                  -----------       -----------
                                                  $ 8,350,231       $ 8,371,374
                                                  ===========       ===========

     The Wilmington Industrial building is being depreciated over 30 years and capitalized improvements are being depreciated over seven years. The buildings and improvements at Stemmons Industrial are being depreciated over 25 years, beginning July 1, 1994.

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

     Tenant leases provide for minimum rents, subject to adjustment as stated in each lease. Tenants are also obligated to reimburse their pro-rata share of operating expenses. The Stemmons Industrial building is not leased as of December 31, 1996. The minimum rents due under non-cancelable operating leases at Wilmington Industrial are as follows: $580,000 in 1997; $524,000 in 1998; $302,000 in 1999; $47,000 in 2000.

Note 5 - Income Taxes

     The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                                Year ended December 31,
                                        ---------------------------------------
                                           1996          1995           1994
                                        -----------   -----------   -----------
Net income (loss) per financial
  statements                            $ 1,186,133   $  (206,204)  $ 4,677,407
Timing differences:
    Joint venture earnings                  288,647       276,972        55,014
    Property rentals                        (15,318)      (24,245)       97,528
    Depreciation                            (28,769)      131,752       234,284
    Expenses                                 10,749        14,332       (23,736)
    Gain on sale                               --            --        (213,169)
    Valuation allowance                        --       1,500,000          --
                                        -----------   -----------   -----------
Taxable income                          $ 1,441,442   $ 1,692,607   $ 4,827,328
                                        ===========   ===========   ===========

Note 6 - Partners' Capital

     Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

     Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. The adjusted capital contribution per limited partnership unit was reduced from $1,000 to $951.83 during 1990, and from $951.83 to $768.98 during 1994 as a result of sale transactions. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Losses from a sale, and income from a sale if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

Note 7 - Subsequent Event

     Distributions of cash from operations relating to the quarter ended December 31, 1996 were made on January 30, 1997 in the aggregate amount of $520,898 ($10.57 per limited partnership unit).

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AT DECEMBER 31, 1996


                                         Initial Cost to                        Costs Subsequent
                                         the Partnership                         to Acquisition
                             -------------------------------------  --------------------------------------
                                          Buildings,
                                         improvements,                            Change in
                                           and other      Other     Capitalized     Other       Valuation
Description                     Land     Capital Costs  Net Assets  Improvements  Net Assets    Allowance
-----------                  ----------  -------------  ----------  ------------  ----------   -----------
CARSON, CA. (See Note A)
- Industrial bldg            $ 2,770,056  $ 4,380,463  $     8,285  $   513,613   $   (3,256)  $(1,500,000)

DALLAS, TX  (See Note B)     $   638,147  $ 3,966,791  $    46,661  $     8,581   $ (148,263)         --
-Idustrial bldg

                             -----------  -----------  -----------  -----------   ----------   -----------
Total wholly-owned property  $ 3,408,203  $ 8,347,254  $    54,946  $   522,194   $ (151,519)  $(1,500,000)
                             ===========  ===========  ===========  ===========   ==========   ===========

ITASCA, IL.
- 51.75% interest in
  Prentiss Copley/Itasca
  Assoc. J/V
- Develop and operate        -----------  See Note C   -----------  -----------   ----------   -----------
  an industrial building

FREDERICK, MD.
- 48.75% interest in
  Frederick Partners
  Joint Venture              -----------  See Note C   -----------  -----------   ----------   -----------
- Develop and operate
  an apartment complex

PETALUMA, CA.
- 50% interest in White
  Phonic Associates Joint
  Venture                    -----------  See Note C   -----------  -----------   ----------   -----------
- Develop and operate
  an industrial building
                             -----------  -----------  -----------  -----------   ----------   -----------
Total joint venture
  investments:
                             ===========  ===========  ===========  ===========   ==========   ===========


                                      Gross Amount at which
                                   Carried at Close of Period
                             --------------------------------------
                                          Buildings,
                                         improvements,
                                           and other       Other                  Accum. Depr.   Status of      Date    Depreciable
Description                     Land     Capital Costs   Net Assets     Total       & Amort.    Construction  Acquired     Life
-----------                  ----------  -------------   ----------  -----------  -----------   ------------  --------  -----------
CARSON, CA. (See Note A)
- Industrial bldg            $ 2,770,056  $ 3,394,076  $     5,029   $ 6,169,161  $(1,782,688)    Completed    7/18/88   30 years
                                                                                                     1990
DALLAS, TX  (See Note B)     $   638,147  $ 3,975,372  $  (101,602)  $ 4,511,917  $  (548,159)
-Idustrial bldg                                                                                   Completed    12/7/88   40 Years
                                                                                                     1989
                             -----------  -----------  -----------   -----------  -----------
Total wholly-owned property  $ 3,408,203  $ 7,369,448  $   (96,573)  $10,681,078  $(2,330,847)
                             ===========  ===========  ===========   ===========  ===========

ITASCA, IL.
- 51.75% interest in
  Prentiss Copley/Itasca
  Assoc. J/V
- Develop and operate        -----------  -----------  -----------     1,765,281      N/A         Completed     5/20/91  35 Years
  an industrial building                                                                             1991

FREDERICK, MD.
- 48.75% interest in
  Frederick Partners
  Joint Venture              -----------  -----------  -----------    10,559,789      N/A         Completed    03/20/89  27.5 Years
- Develop and operate                                                                            Ph I - 1990
  an apartment complex                                                                           Ph I - 1991

PETALUMA, CA.
- 50% interest in White
  Phonic Associates Joint
  Venture                    -----------  -----------  -----------     3,153,986      N/A         Completed    04/30/90  40 Years
- Develop and operate                                                                                1991
  an industrial building
                             -----------  -----------  -----------   -----------
Total joint venture
  investments:                                                       $15,479,056
                             ===========  ===========  ===========   ===========

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
Schedule III     Note A
AT DECEMBER 31, 1996

(1) This joint venture investment was restructured to a wholly-owned investment on April 1, 1991.

(2)  Reconciliation of real estate owned:                           CARSON, CA.
                                                                    -----------
       Balance at beginning of year                                 $ 5,976,189
           Increase in valuation allowance                          $         0
           Increase in deferred leasing costs
             and other assets                                           166,562
           Change in Other Net Operating Assets                          26,410
                                                                    -----------
       Balance at end of year                                       $ 6,169,161
                                                                    ===========
       Accumulated depreciation and amortization
         at beginning of year                                       $(1,662,496)
          Depreciation and amortization - 1996                         (120,192)
                                                                    -----------
       Accumulated depreciation and amortization
                    at end of year                                  $(1,782,688)
                                                                    ===========

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
Schedule III     Note B
AT DECEMBER 31, 1996

(1) This joint venture partnership investment was restructured to a wholly-owned property investment on July 1, 1994.

                                                           Farmers Branch Assoc.
                                                            Industrial Bldg.
(2)  Reconciliation of Real Estate owned:                      Dallas, TX
                                                           --------------------
       Beginning balance - January 1, 1996                     $ 4,453,424
       Increase in deferred costs and other assets                   --
       Capital improvements                                              0
       Increase (decrease) in working capital                       58,493
                                                               -----------
       Ending Balance, December 31, 1996                       $ 4,511,917
                                                               ===========
       Accumulated Depreciation and
            Amortization, January 1, 1996                      $  (395,743)
       Depreciation and Amortization
            Expense - 1996                                        (152,416)
                                                               -----------
       Accumulated Depreciation and
            Amortization, December 31, 1996                    $  (548,159)
                                                               ===========

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP
SCHEDULE III    NOTE C
AT DECEMBER 31, 1996

                                               BALANCE                                                      BALANCE
                                                AS OF         EQUITY IN   1996 AMORTIZATION     CASH         AS OF
                                  PERCENT OF  DECEMBER 31,     INCOME/       OF DEFERRED     DISTRIBUTED  DECEMBER 31,
        DESCRIPTION               OWNERSHIP      1995          (LOSS)     ACQUISITION FEES     FROM J/V      1996
----------------------------------------------------------------------------------------------------------------------
Prentiss Copystar                    51.75%     1,848,791       162,103           --           (245,613)     1,765,281

Waterford Apartments                 48.75%    11,105,697       712,467        (10,272)      (1,248,103)    10,559,789

White Phonic                            50%     3,246,479       289,553         (4,060)        (377,986)     3,153,986
                                             -------------------------------------------------------------------------
Investments in Joint
  Ventures at December 31, 1996:              $16,200,967    $1,164,123       $(14,332)     $(1,871,702)   $15,479,056
                                              ========================================================================

                              FINANCIAL STATEMENTS
                                   INDEX NO. 2

                    Auditor's Report and Financial Statements

                              of Frederick Partners

                 (referred to elsewhere as Waterford Apartments)

                                                                            Page
                                                                            ----

Independent Auditor's Report of Reznick, Fedder & Silverman, P.C............

Balance Sheet - December 31, 1996 and 1995..................................

Statement of Operations - For the Years Ended
     December 31, 1996, 1995 and 1994.......................................

Statement of Partners' Equity - For the Years Ended
     December 31, 1996, 1995 and 1994.......................................

Statement of Cash Flows - For the Years Ended
     December 31, 1996, 1995 and 1994.......................................

Notes to Financial Statements...............................................

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                               FREDERICK PARTNERS

                           DECEMBER 31, 1996 AND 1995

                               Frederick Partners

                                TABLE OF CONTENTS

                                                                        PAGE

INDEPENDENT AUDITORS' REPORT                                              3

FINANCIAL STATEMENTS

      BALANCE SHEETS                                                      4

      STATEMENTS OF OPERATIONS                                            5

      STATEMENTS OF PARTNERS' EQUITY                                      6

      STATEMENTS OF CASH FLOWS                                            7

      NOTES TO FINANCIAL STATEMENTS                                       8

                   [Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Frederick Partners

      We have audited the accompanying balance sheets of Frederick Partners as of December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frederick Partners as of December 31, 1996 and 1995 and the results of its operations, changes in partners' equity and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                   /s/  Reznick Fedder & Silverman

Baltimore, Maryland
January 22, 1997

                               Frederick Partners

                                 BALANCE SHEETS

                           December 31, 1996 and 1995

                                                        1996          1995
                                                     -----------   -----------
                                   ASSETS

INVESTMENT IN REAL ESTATE
   Land                                              $ 3,099,120   $ 3,099,120
   Building and improvements                          12,906,062    12,906,062
   Personal property                                   1,601,830     1,601,830
                                                     -----------   -----------

                                                      17,607,012    17,607,012
   Less accumulated depreciation                       5,082,280     4,406,902
                                                     -----------   -----------

                                                      12,524,732    13,200,110

   Cash                                                  174,893       323,820
   Tenant receivables                                      4,337         6,129
   Tenants' security deposits                             44,276        63,710
   Prepaid expenses                                      150,451       124,591
                                                     -----------   -----------

                                                     $12,898,689   $13,718,360
                                                     ===========   ===========

              LIABILITIES AND PARTNERS' EQUITY

   Accounts payable                                  $       830   $    25,954
   Deferred rental income                                 69,380       114,922
   Accrued distributions                               2,315,804     1,936,222
   Accrued guaranteed payments                         1,246,972     1,042,581
   Tenants' security deposits payable                     44,276        59,471
   Due to affiliates                                      14,521        51,255
                                                     -----------   -----------

                                                       3,691,783     3,230,405

PARTNERS' EQUITY                                       9,206,906    10,487,955
                                                     -----------   -----------

                                                     $12,898,689   $13,718,360
                                                     ===========   ===========

                        See notes to financial statements

                               Frederick Partners

                            STATEMENTS OF OPERATIONS

                  Years ended December 31, 1996, 1995 and 1994

                                               1996         1995         1994
                                            ----------   ----------   ----------

Revenue
   Rent                                     $2,629,810   $2,572,890   $2,447,118
   Other lease related income                   96,688       88,132      104,292
   Interest                                      7,153        6,198        5,375
                                            ----------   ----------   ----------

            Total revenue                    2,733,651    2,667,220    2,556,785
                                            ----------   ----------   ----------
Expenses
   Operating expenses
     Advertising and promotion                  63,263       45,491       44,811
     Salaries                                  262,844      256,226      248,307
     Administrative                             61,019       50,708       63,864
     Management fee                             95,681       93,354       89,499
     Maintenance                               270,429      177,913      166,551
     Utilities                                  91,077       86,482       84,341
     Real estate taxes                         247,279      252,920      286,447
     Insurance                                  27,764       28,057       25,531
     Depreciation                              675,378      687,307      715,913
     Amortization                                 --           --         32,220
     Guaranteed payments                       776,988      758,097      737,164
                                            ----------   ----------   ----------

            Total operating expenses         2,571,722    2,436,555    2,494,648
                                            ----------   ----------   ----------

            EXCESS OF REVENUE OVER
                 EXPENSES                   $  161,929   $  230,665   $   62,137
                                            ==========   ==========   ==========

                        See notes to financial statements

                               Frederick Partners

                         STATEMENTS OF PARTNERS' EQUITY

                  Years ended December 31, 1996, 1995, and 1994

                                    Frederick      Frederick                         Copley
                                     Bozzuto        Bozzuto        Copley           Pension
                                     Limited      Two Limited      Pension         Properties         Total
                                   Partnership    Partnership    Properties VI        VII             Equity
                                    ---------      --------      -----------      -----------      ------------
Partners' equity, (deficit),
   December 31, 1993                $(110,796)     $(63,178)     $ 9,859,541      $ 3,286,501      $ 12,972,068

Distributions                            --            --         (1,026,765)        (342,255)       (1,369,020)

Excess of revenue over expenses          --            --             46,603           15,534            62,137
                                    ---------      --------      -----------      -----------      ------------

Partners' equity (deficit)
   December 31, 1994                 (110,796)      (63,178)       8,879,379        2,959,780        11,665,185

Distributions                            --            --         (1,055,921)        (351,974)       (1,407,895)

Excess of revenue over expenses          --            --            172,999           57,666           230,665
                                    ---------      --------      -----------      -----------      ------------

Partners' equity (deficit),
   December 31, 1995                 (110,796)      (63,178)       7,996,457        2,665,472        10,487,955

Distributions                            --            --         (1,082,233)        (360,745)       (1,442,978)

Excess of revenue over expenses          --            --            121,447           40,482           161,929
                                    ---------      --------      -----------      -----------      ------------

Partners' equity (deficit),
    December 31, 1996               $(110,796)     $(63,178)     $ 7,035,671      $ 2,345,209      $  9,206,906
                                    =========      ========      ===========      ===========      ============

                        See notes to financial statements

                               Frederick Partners

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1996, 1995 and 1994

                                                             1996          1995          1994
                                                          -----------   -----------   -----------
Cash flows from operating activities
   Excess of revenue over expenses                        $   161,929   $   230,665   $    62,137
Adjustments to reconcile excess of revenue over expenses
   to net cash provided by operating activities
      Depreciation                                            675,378       687,307       715,913
      Amortization                                               --            --          32,220
      Changes in assets and liabilities
        (Increase) decrease in tenant receivables               1,792        (4,784)          561
        Decrease (increase) in prepaid expenses               (25,860)       31,595        (3,968)
        (Decrease) increase in deferred rental income         (45,542)      (53,570)      117,602
        Increase (decrease) in accounts payable               (25,124)       15,240       (47,888)
        Net security deposits (paid) received                   4,239        (4,240)        2,485
        Increase in accrued guaranteed payments               204,391       174,570       225,723
        Increase (decrease) in due to affiliates              (36,734)       35,831        (5,117)
                                                          -----------   -----------   -----------

      Net cash provided by operating activities               914,469     1,112,614     1,099,668
                                                          -----------   -----------   -----------

Cash flows from financing activities
   Capital distributions paid                              (1,063,396)   (1,083,694)     (949,820)
                                                          -----------   -----------   -----------

      Net cash used in financing activities                (1,063,396)   (1,083,694)     (949,820)
                                                          -----------   -----------   -----------

      NET INCREASE (DECREASE) IN CASH                        (148,927)       28,920       149,848

Cash, beginning                                               323,820       294,900       145,052
                                                          -----------   -----------   -----------

Cash, ending                                              $   174,893   $   323,820   $   294,900
                                                          ===========   ===========   ===========

Supplemental disclosure of cash flow information
   Cash paid during the year for guaranteed payments      $   572,597   $   583,527   $   511,441
                                                          ===========   ===========   ===========

                        See notes to financial statements

                               Frederick Partners

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Partnership was formed as a general partnership under the laws of the State of Maryland on March 20, 1989 for the purpose of constructing, owning and operating a rental housing project. The project consists of 314 units located in Frederick County, Maryland and is operating as Crystal Park. During 1990, the construction of the first phase (Phase I) was completed and rental operations commenced. During 1991, construction of a second phase of the project (Phase II) was completed and rental operations commenced. All leases between the Partnership and tenants of the property are operating leases.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Investment in Real Estate

      Investment in real estate is carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using accelerated methods.

      Rental Income

      Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

      Income Taxes

      No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

                               Frederick Partners

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

NOTE B - RELATED PARTY TRANSACTIONS

      Expenses Incurred and Reimbursed to Affiliates

      The Partnership reimburses payroll and other costs incurred by Bozzuto & Associates, Inc., an affiliate of Frederick Bozzuto Limited Partnership and Frederick Bozzuto Two Limited Partner ship, general partners, for various administrative and operating services relating to the project and performed by their employees. During 1996, 1995 and 1994, $299,261, $284,283, and $273,838 were incurred, respectively. At December 31, 1996, $14,521 remains unpaid, while $51,255 was unpaid as of December 31, 1995, and included in due to affiliates.

      Management Fees

      The Partnership is required to pay an annual property management fee to Bozzuto Management Company, an affiliate of Frederick Bozzuto Limited Partnership and Frederick Bozzuto Two Limited Partnership, general partners, in an amount equal to 3.5% of gross receipts collected. Management fees of $95,681, $93,354 and $89,499 were expensed in 1996, 1995 and 1994, respectively. At December 31, 1996, $8,314 remains unpaid, while $7,719 was unpaid as of December 31, 1995.


NOTE C - PARTNERS' EQUITY

      The acquisition and development of Phase I was funded by capital contributions from Copley Pension Properties VI and VII, (CPP VI and VII), general partners, in the amounts of $9,000,000 and $3,000,000, respectively. The Partnership agreement provides for capital contributions to be characterized as senior and junior capital. CPP VI capital consists of $6,750,000 of senior capital and $2,250,000 of junior capital. CPP VII capital consists of $2,250,000 of senior capital and $750,000 of junior capital. Capital contributed by both CPP VI and CPP VII has been contributed pro rata, whereby 75% has been characterized as Phase I senior capital and 25% as Phase I junior capital.

      The Partnership agreement provides for both a "Senior and Junior Priority Return," on a monthly basis, which is calculated at the rate of 10% per annum on the outstanding capital. The Phase I Priority Returns are payable monthly from Operating Cash Flow as defined in the Partnership agreement; however, (a) to the extent Senior Priority Returns are required to be paid currently, they will be funded, if necessary, out of the proceeds of Deficit Contributions and Default Capital

                               Frederick Partners

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

NOTE C - PARTNERS' EQUITY (Continued)

      Contributions as defined in the Partnership agreement, and (b) to the extent the full amount of the Junior Priority Return cannot be made from such sources on a monthly basis, the amount of the Junior Priority Return will accrue with interest at the rate of 10.09% per annum compounded monthly.

      At December 31, 1996 and December 31, 1995, the Phase I Junior Priority Return (including accrued interest of $753,984 and $522,305, respectively) and Senior Priority Returns (including accrued interest at $5,916 and $435, respectively) payable totaled $2,509,334 (of which $1,892,117 was due to CPP VI and $617,217 was due to CPP VII) and $2,190,570, of which $1,666,838 was due to CPP VI and $523,732 was due to CPP VII, respectively.

      The acquisition and development of Phase II was funded by capital contributions from CPP VI and CPP VII in the amounts of $5,100,000 and $1,700,000, respectively. The Partnership agreement provides for capital contributions to be characterized as senior and junior capital. CPP VI capital consists of $3,825,000 of senior capital and $1,275,000 of junior capital. CPP VII capital consists of $1,275,000 of senior capital and $425,000 of junior capital. Capital contributed by both CPP VI and CPP VII has been contributed pro rata, whereby 75% has been characterized as Phase II senior capital and 25% as Phase II junior capital.

      The Partnership agreement provides for both a "Senior and Junior Priority Return," on a monthly basis, which is calculated at the rate of 10% per annum on their outstanding capital. During the Phase II construction period, the Senior Priority Return and the Junior Priority Return payable to CPP VI and CPP VII are payable monthly, regardless of availability of Operating Cash Flow, from capital contributions (and are to be funded, if necessary, out of the proceeds of Deficit Contributions and Default Capital Contributions, as defined in the Partnership agreement). Thereafter, the Phase II Priority Returns are payable monthly from Operating Cash Flow as defined in the Partnership agreement, but, (a) to the extent Senior Priority Returns are required to be paid currently, they will be funded, if necessary, out of the proceeds of Deficit Contributions and Default Capital Contributions as defined in the Partnership agreement, and (b) to the extent the full amount of the Junior Priority Return cannot be made from such sources on a monthly basis, the amount of the Junior Priority Return will accrue with interest at the rate of 10.09% per annum compounded monthly.

                               Frederick Partners

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

NOTE C - PARTNERS' EQUITY (Continued)

      At December 31, 1996 and December 31, 1995, the Phase II Junior Priority Return (including accrued interest of $253,360 and $165,677 respectively) and Senior Priority Returns payable totaled $1,053,442 (of which $786,282 was due to CPP VI and $267,160 was due to CPP VII) and $787,549 (of which $595,327 was due to CPP VI and $192,222 was due to CPP VII), respectively.

NOTE D - RECONCILIATION OF FINANCIAL STATEMENTS TO TAX RETURN

      The following is a reconciliation of the excess of revenue over expenses and partners' equity per the financial statements to the tax basis excess (deficiency) of revenue over expenses and partners' equity for the years ended December 31, 1996, 1995, and 1994.

                                                 1996           1995           1994
                                              -----------   ------------   ------------
Excess of revenue over expenses (financial
      statement basis)                        $   161,929   $    230,665   $     62,137
Deferred rental income                            (45,542)       (53,570)       117,602
Real estate taxes deductible under IRS
    Code Section 461                              (27,098)        32,738         (2,786)
                                              -----------   ------------   ------------

         Tax basis                            $    89,289   $    209,833   $    176,953
                                              ===========   ============   ============

Partners' equity (financial statement basis)  $ 9,206,906   $ 10,487,955   $ 11,665,185
Deferred rental income                             69,380        114,922        168,493
Real estate taxes deductible under IRS
      Code Section 461                           (137,189)      (110,091)      (142,830)
                                              -----------   ------------   ------------

         Tax basis                            $ 9,139,097   $ 10,492,786   $ 11,690,848
                                              ===========   ============   ============

                              FINANCIAL STATEMENTS
                                   INDEX NO. 3

                    Auditor's Report and Financial Statements

                            of White Phonic Associates



                                                                            Page
                                                                            ----
Independent Auditor's Report of Pisenti & Brinker, L.L.P.............

Statement of Financial Position - December 31, 1996 and 1995.........

Statement of Operations - For the Years Ended
     December 31, 1996, 1995 and 1994................................

Statement of Partners' Equity - For the Years Ended
     December 31, 1996, 1995 and 1994................................

Statement of Cash Flows - For the Years Ended
     December 31, 1996, 1995 and 1994................................

Notes to Financial Statements

                             White Phonic Associates
                       (A California General Partnership)

                              Financial Statements

                  Years Ended December 31, 1996, 1995 and 1994

================================================================================

                                Table of Contents
                                                                          Page

Independent Auditors' Report                                                 1

Financial Statements

 Statements of Financial Position                                            2
 Statements of Operations                                                    3
 Statements of Partners' Equity                                              4
 Statements of Cash Flows                                                    5
 Notes to Financial Statements                                          6 - 12

                       [Letterhead of Pisenti & Brinker]

================================================================================

Independent Auditors' Report

To the Partners
White Phonic Associates
Petaluma, California

We have audited the accompanying statements of financial position of White Phonic Associates (A California General Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of White Phonic Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

                                               /s/ Pisenti & Brinker LLP

Petaluma, California
January 27, 1997

                                                         White Phonic Associates
                                              (A California General Partnership)

                                                Statements of Financial Position

================================================================================
December 31,                                                  1996        1995
--------------------------------------------------------------------------------
Assets

Real estate under operating lease
   Building                                             $1,609,121   $1,609,121
   Tenant improvements                                     824,549      824,549
--------------------------------------------------------------------------------
                                                         2,433,670    2,433,670
   Accumulated depreciation                               (500,432)    (410,733)
--------------------------------------------------------------------------------
                                                         1,933,238    2,022,937
   Land                                                    703,147      703,147
--------------------------------------------------------------------------------
                                                         2,636,385    2,726,084

Cash and cash equivalents                                   28,225       35,809

Accounts receivable                                         23,859        4,485

Accrued rents receivable                                   207,651      205,686

Prepaid expenses and deferred charges
   Prepaid insurance                                           411          340
   Deferred marketing costs                                     -         1,191
   Lease acquisition costs                                 155,315      155,315
--------------------------------------------------------------------------------
                                                           155,726      156,846
   Accumulated amortization                                (86,718)     (72,377)
--------------------------------------------------------------------------------
                                                            69,008       84,469
--------------------------------------------------------------------------------
                                                        $2,965,128   $3,056,533
================================================================================
Liabilities and partners' equity

Accounts payable                                        $    5,491   $    4,812

Accrued return to partner                                   27,457       27,457

Tenant deposits                                             28,782       28,782
--------------------------------------------------------------------------------
   Total liabilities                                        61,730       61,051

Partners' equity                                         2,903,398    2,995,482
--------------------------------------------------------------------------------
                                                        $2,965,128   $3,056,533
================================================================================


                                  See accompanying Notes to Financial Statements

                                                         White Phonic Associates
                                              (A California General Partnership)

                                                        Statements of Operations

================================================================================
Years Ended December 31,                          1996        1995        1994
--------------------------------------------------------------------------------

Revenue
   Minimum lease income                        $416,146    $416,146    $416,146
   Common area maintenance charges               21,883      25,640      20,680
   Tax and insurance reimbursements              64,613      40,478      40,083
--------------------------------------------------------------------------------
                                               $502,642     482,264     476,909
Operating expenses
   Priority return to partner                   329,486     329,486     329,486
   Depreciation                                  89,699      89,700      89,701
   Legal and accounting                          10,234      11,473      10,135
   Repairs and maintenance                       15,784      14,960      11,331
   Property taxes                                62,148      38,755      37,726
   Amortization of lease acquisition costs       15,532      15,299      15,532
   Management fees                               15,079      14,393      14,248
   Utilities                                      3,881       7,990       8,177
   Amortization of organization costs               -         1,422       3,413
   Insurance                                      2,394       2,094       2,365
   Marketing and promotion                          247         319       1,152
   Miscellaneous                                    931         509         174
--------------------------------------------------------------------------------
                                                545,415     526,400     523,440
--------------------------------------------------------------------------------
Loss from operations                            (42,773)    (44,136)    (46,531)

Interest income                                     689         900         955
--------------------------------------------------------------------------------
Net loss                                       $(42,084)   $(43,236)   $(45,576)
================================================================================


                                  See accompanying Notes to Financial Statements

                                                         White Phonic Associates
                                              (A California General Partnership)

                                                  Statements of Partners' Equity

================================================================================
Years Ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------
                                               Copley
                                               Pension    White/Vila
                                              Properties  Associates
                                                 VI           II        Total
--------------------------------------------------------------------------------
Partners' equity (deficit),
  December 31, 1993                         $3,230,076   $ (64,782)  $3,165,294

Net loss for 1994                              (22,788)    (22,788)     (45,576)

Distributions during 1994                      (17,000)    (17,000)     (34,000)
--------------------------------------------------------------------------------
Partners' equity (deficit),
  December 31, 1994                          3,190,288    (104,570)   3,085,718

Net loss for 1995                              (21,618)    (21,618)     (43,236)

Distributions during 1995                      (23,500)    (23,500)     (47,000)
--------------------------------------------------------------------------------
Partners' equity (deficit),
  December 31, 1995                          3,145,170    (149,688)   2,995,482

Net loss for 1996                              (21,042)    (21,042)     (42,084)

Distributions during 1996                      (25,000)    (25,000)     (50,000)
--------------------------------------------------------------------------------

Partners' equity (deficit),
  December 31, 1996                         $3,099,128   $(195,730)  $2,903,398
================================================================================


                                  See accompanying Notes to Financial Statements

                                                         White Phonic Associates
                                              (A California General Partnership)

                                                        Statements of Cash Flows
================================================================================
Years Ended December 31,                          1996         1995        1994
--------------------------------------------------------------------------------
                                                     Increase (Decrease) in Cash
                                                            and Cash Equivalents

Cash flows from operating activities
   Net loss                                    $(42,084)   $(43,236)   $(45,576)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
         Depreciation and amortization          105,231     106,420     109,043
   (Increase) decrease in operating assets:
      Accounts receivable                       (19,374)     (2,499)        (66)
      Accrued rents receivable                   (1,965)    (18,814)    (33,906)
      Prepaid expenses                              (71)        372       3,928
   Increase in operating liabilities:
      Accounts payable                              679         637         889
--------------------------------------------------------------------------------
         Net cash provided by operating
            activities                           42,416      42,880      34,312
--------------------------------------------------------------------------------
Cash flows from financing activities
   Distributions to partners                    (50,000)    (47,000)    (34,000)
--------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
   equivalents                                   (7,584)     (4,120)        312

Cash and cash equivalents,
   beginning of year                             35,809      39,929      39,617
--------------------------------------------------------------------------------
Cash and cash equivalents,
   end of year                                 $ 28,225    $ 35,809    $ 39,929
================================================================================


                                  See accompanying Notes to Financial Statements

                                                         White Phonic Associates
                                              (A California General Partnership)

                                                   Notes to Financial Statements
================================================================================
Years Ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------

Note A. Formation and Operations of the Partnership and Summary of Significant Accounting Policies

           Formation and Operations of the Partnership

           White Phonic Associates is a general partnership (the "Partnership") organized under the laws of the State of California on April 30, 1990, and is engaged in the development and leasing of office and industrial buildings in the County of Sonoma. The duration of the Partnership will extend until December 31, 2040, unless sooner dissolved or terminated under the terms of the Partnership Agreement (the "Agreement").

           The General Partners (the "Partners") are Copley Pension Properties VI ("CPP VI"), a Massachusetts Real Estate Limited Partnership consisting of institutional investors, and White/Vila Associates II ("White/Vila"), a California General Partnership consisting of individuals. As consideration for a 50% interest in the Partnership, CPP VI contributed $824,406 in cash at inception and has made additional cash contributions subsequent to inception amounting to $2,470,454 subject to a maximum of $3,450,000 as provided for in the Agreement. In exchange for its 50% interest, White/Vila contributed property in kind consisting of land, development costs, and certain intangibles. The Partnership also assumed the liabilities of White/Vila consisting of a mortgage loan on the land and accrued liabilities related to the development project. The net fair market value of the assets and liabilities contributed by White/Vila was determined by agreement of the Partners to be in the amount of $1.00.

           The Partnership commenced development for and construction of a commercial building approximating 35,000 square feet shortly after inception on the land contributed by White/Vila, which is located in the Oakmead Industrial Park in the City of Petaluma. The interior improvements to the building were designed to meet the needs of a single tenant pursuant to the terms of an operating lease which had been acquired by White/Vila prior to the Partnership's formation. The lease became effective on June 1, 1991 following completion of the building and tenant improvements, has an initial term of ten years, and encompasses 100% of the building's available space (see Note E).

           Summary of Significant Accounting Policies

              Real Estate Under Operating Lease

              The building and tenant improvements are stated at cost and include certain indirect costs such as insurance, property taxes, development fees, and the return to a Partner which have been allocated and capitalized during the development and construction periods of the commercial building. Land is stated at its fair value at the date of contribution by a Partner, and that value approximated the contributing Partner's original cost of the land.

                                                         White Phonic Associates
                                              (A California General Partnership)

                                                   Notes to Financial Statements

================================================================================
Years Ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------

Note A. Formation and Operations of the Partnership and Summary of Significant Accounting Policies (continued)

           Summary of Significant Accounting Policies (continued)

              Depreciation

              The cost of the commercial building is being depreciated over an estimated useful life of forty years. The cost of tenant improvements is being depreciated over an estimated useful life of ten years and includes a salvage value of 40% for the estimated utility of certain structural components extending beyond the overall useful life of the improvements. All depreciation is computed using the straight-line method. Maintenance and repair costs are charged to operations as incurred and significant betterments and renewals are capitalized.

              Development Fee

              The Partnership paid a development fee to an affiliate of the developer Partner as compensation for the supervision and management of development activities. The fee was payable ratably over the expected development period and was based on a percentage of land and hard construction costs. The development fee was capitalized and is included in the cost of the building and tenant improvements. See Note D concerning related party transactions.

              Marketing and Promotional Costs

              The Partnership has incurred certain costs for promotional activities such as ground-breaking ceremonies which are considered to be fully recoverable from future lease revenues. Such costs have been capitalized and are being amortized over the ten-year fixed term of the lease on a straight-line basis. Amortization of these costs is included in marketing and promotion expense.

              Lease Acquisition Costs

              Commissions, legal fees, and other direct costs incurred in connection with the acquisition of the operating lease for the occupancy of the commercial building have been capitalized. Such costs are being amortized over the ten-year fixed term of the lease on a straight-line basis.

                                                         White Phonic Associates
                                              (A California General Partnership)

                                                   Notes to Financial Statements

================================================================================
Years Ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------

Note A. Formation and Operations of the Partnership and Summary of Significant Accounting Policies (continued)

           Summary of Significant Accounting Policies (continued)

              Recognition of Income From Operating Lease and Accrued Rents Receivable

              Income from the operating lease is recognized ratably over the fixed, noncancelable term including rent holidays and is based on total minimum future rentals to be received. The difference between the amount of earned lease income on a straight-line basis and the cash received from the tenant is included in accrued rents receivable. Certain operating and common area maintenance charges are recognized as they are earned and become determinable.

              Income Taxes

              The Partnership is not a taxable entity for purposes of federal and state income taxation. The net income or loss from rental real estate activities together with other items of income, deduction, gain and loss which must be separately stated at the partnership level are passed through to the Partners and included in their own income tax returns. The partnership returns of income, the qualification of the Partnership for federal and state income tax purposes, and the amount of income or loss reported by the Partnership are subject to examination by the respective taxing authorities. If such examinations result in a change to the reported profits or losses, the tax liabilities of the Partners could be changed accordingly.

              Cash Equivalents

              The Partnership considers all highly liquid investments with a maturity of three months or less when acquired to be "cash equivalents" for purposes of the statements of cash flows.

              Organization Costs

              Legal, accounting, filing, and similar fees incurred in connection with the formation and organization of the Partnership have been deferred and are being amortized over a period of five years on a straight-line basis.

              Use of Estimates

              Management uses estimates and assumptions in preparing its financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amount of revenue and expenses. Actual results could vary from the estimates that were used.

                                                         White Phonic Associates
                                              (A California General Partnership)

                                                   Notes to Financial Statements

================================================================================
Years Ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------

Note B.    Priority Return and Amount Due to Partner

           The Agreement provides that CPP VI is entitled to receive a cumulative priority return at the rate of 10% per annum, compounded monthly, on its outstanding invested capital. The return is payable on a monthly basis from operating and extraordinary cash flow as defined in the Agreement. One-tenth (1%) of the return may be allowed to accrue during the first 120-month period following the date of inception if and to the extent that the Partnership is unable to pay the return from operating and extraordinary cash flows. If the Partnership is further unable to pay the remaining amount (9%) currently, then such remaining amount is to be funded from the proceeds of deficit and default capital contributions as defined and provided for in the Agreement.

           During 1996, 1995 and 1994, the Partnership incurred and made payments of the priority return to CPP VI amounting to $329,486 for each year. At December 31, 1996, the unpaid priority return due to CPP VI amounted to $27,457 and the Partnership was not in default with respect to its obligations to CPP VI.

Note C.    Distributions of Operating and Extraordinary Cash Flows

           The Agreement provides that non-liquidating distributions of operating cash flow are to be made first to CPP VI in payment of its priority return; second, to the Partners in the amounts of their respective default priority returns, if any; third, to the Partners in the amounts of their respective deficit preferred returns; and fourth, to the Partners in accordance with their respective interests. Extraordinary cash flow is to be distributed first to CPP VI in payment of its priority return; second, to CPP VI in repayment of its invested capital; third, to the Partners in the amounts of their default priority returns; fourth, to the Partners in payment of their default capital contributions; fifth, to the Partners in the amounts of their respective deficit preferred returns; sixth, to the Partners in the amounts of their respective deficit capital contributions; and seventh, to the Partners in accordance with their respective interests. The Partnership made total distributions of operating cash flow to the Partners in the amounts of $50,000, $47,000 and $34,000 for 1996, 1995 and 1994, respectively, split equally between the Partners in accordance with their interests in the Partnership. No distributions of extraordinary cash flow have been made by the Partnership since its inception.

                                                         White Phonic Associates
                                              (A California General Partnership)

                                                   Notes to Financial Statements

================================================================================
Years Ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------

Note D.    Related Party Transactions

           The Partnership paid a development fee to G & W Management Company, Inc. (the "Management Company"), an affiliate of White/Vila, equal to 2% of total land and hard construction costs incurred in connection with the development of the commercial building (see Note A). Additionally, the Partnership has entered into an agreement with the Management Company which provides for the management of rental properties in return for which the Management Company is paid a management fee in the amount of 3% of the gross rental receipts from net leases. Furthermore, the Partnership contracted with Vila Construction Co., Inc., also an affiliate of White/Vila, for the development and construction of the commercial building in the capacity of a general contractor.

           Payments made to related parties in connection with the transactions described above for the years ended December 31, 1996, 1995 and 1994 are as follows:

                 Related Entity           Transaction      1996      1995      1994
           --------------------------   ---------------   -------   -------   -------
           G & W Management Co., Inc.   Management fees   $14,439   $13,758   $13,359
           ==========================================================================

           The amounts owed to related parties as of December 31, 1996 arising from the aforementioned transactions and included in accounts payable, are as follows:


           G & W Management Co., Inc.                     $ 5,450   $ 4,812   $ 4,175
           ==========================================================================

Note E.    Commitments and Concentration of Credit Risk

           Lease Agreement With Single Tenant

           The Partnership leases its commercial building to a single tenant, Phonic Ear, Inc. under the terms of an operating lease with an initial term of ten years which commenced on June 1, 1991. The lease provides for an option to purchase the underlying property during the third through sixth lease years for a purchase price which ranges from a minimum of $4,584,000 to a maximum of $5,277,700 based upon
           (1) whether or not rents are adjusted according to the terms of the lease, (2) the particular year during which the option is exercised, and (3) whether or not a roadway is constructed adjacent to the property.

           As of December 31, 1996, no action by Phonic Ear, Inc. had been taken on the option.

                                                         White Phonic Associates
                                              (A California General Partnership)

                                                   Notes to Financial Statements

================================================================================
Years Ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------

Note E.    Commitments and Concentration of Credit Risk (continued)

           Lease Agreement With Single Tenant (continued)

           In addition, if the lessee (tenant) elects not to exercise the purchase option referred to above, the lease provides for an automatic one-year extension and two consecutive five-year options to extend the initial ten-year term.

           The lease with Phonic Ear, Inc. accounted for all of the Partnership's revenue for the years ended December 31, 1996, 1995 and 1994, consisting of minimum lease income and contingent rents. Contingent rental income amounted to $86,496, $66,118 and $60,763, respectively.

           At December 31, the Partnership had outstanding from Phonic Ear, Inc. accrued rents receivable as follows:

                                                   1996        1995        1994
           Accrued expense reimbursements
              currently due                      $ 23,859   $  4,485   $  1,986
           Deferred portion of accrued
              minimum rents receivable            207,651    205,686    186,872
           ---------------------------------------------------------------------
                                                 $231,510   $210,171   $188,858
           =====================================================================

           Minimum future rents to be received over the initial ten-year term of the lease as of December 31, 1996 for each of the next five years and in the aggregate are as follows:

           Year Ending December 31,
              1997                                                    $  431,028
              1998                                                       450,333
              1999                                                       468,936
              2000                                                       488,241
              2001                                                       207,090
           ---------------------------------------------------------------------
                                                                      $2,045,628
           =====================================================================

                                                         White Phonic Associates
                                              (A California General Partnership)

                                                   Notes to Financial Statements

================================================================================
Years Ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------

Note E.    Commitments and Concentration of Credit Risk (continued)

           Concentration of Credit Risk

           A concentration of credit risk exists with respect to the operating lease with Phonic Ear, Inc. All of the Partnership's revenue is earned and its assets are employed in the City of Petaluma. The maximum accounting loss which the Partnership would recognize from credit risk associated with the operating lease amounted to $271,326, $265,750 and $259,736 as of December 31, 1996, 1995 and 1994,
           respectively.

           Obligations Under Special Assessment Bonds

           The Partnership is obligated under special assessment bonds issued by the City of Petaluma, California in connection with infrastructure improvements made to the industrial park in which the Partnership's real property is located. The bonds were originally issued in 1987 and assessed against the various parcels comprising the industrial park. The Partnership acquired title to the property in May 1990 subject to the remaining obligations due on the bonds, the principal balance of which amounted to approximately $3,991 at December 31, 1996. The bonds provide for serial redemption in graduated installments over a remaining term of 7 years, maturing in 2002. The scheduled debt service on the bonds is collected by the county tax collector and is included as a line item on the semi-annual property tax statements. Due to the overall insignificance of the bond liability and the nature of the improvements which gave rise to the obligation, the Partnership accounts for the bond payments as a component of property taxes, which were capitalized as an indirect cost during the development and construction phases of the real estate project and have been charged to operations since the commencement of leasing activities.

                                  EXHIBIT INDEX

Exhibit                                                                   Page
Number                          Exhibit                                  Number
------                          -------                                  ------
10A.      Lakewood Associates General Partnership                          *
          Agreement dated August, 1988 between EW Lakewood Limited
          Partnership, New England Pension properties V; A Real
          Estate Limited Partnership and the Registrant.

10B.      Hewson Wilmington Associates General                             *
          Partnership Agreement dated July 18, 1988 between Hewson/Wilmington, L.P. and the Registrant.

10C.      Farmers Branch Associates General Partnership                    *
          Agreement dated December 7, 1988 between North
          Dallas Division #81, Ltd. and the Registrant.

10D.      Payne Ranch Centre Associates General                            *
          Partnership Agreement dated January 4, 1989 between Payne Ranch Investors 88 and the
          Registrant.

10E.      Development Agreement dated December 28,                         *
          1988 by and between Payne Ranch Centre Associates and Albertson's, Inc.

10F.      Contract of Sale dated December 28, 1988                         *
          by and between Payne Ranch Centre Associates and Albertson's, Inc.

10G.      Frederick Partners General Partnership                           *
          Agreement dated as of March 20, 1989 between Frederick
          Bozzuto Limited Partnership, Copley Pension Properties
          VII; A Real Estate Limited Partnership and the
          Registrant.

10H.      First Amendment to Hewson Wilmington Associates                  *
          General Partnership Agreement dated as of December 31, 1989 by and between Hewson/Wilmington,
          L.P., a California limited partnership and the Registrant.

----------
*    Previously filed and incorporated herein by reference.

10I.      White Phonic Associates General Partnership                      *
          Agreement dated as of April 30, 1990 between White/Vila
          Associates II, a California general partnership and the Registrant.

10J.      Purchase and Sale Agreement and Escrow                           *
          Instructions dated as of June 12, 1990 by and between Payne Ranch Centre Associates, a Colorado general partnership and Super
          Enterprises, Inc., a California corporation.

10K.      Purchase and Sale Agreement and Escrow Instructions              *
          (Jiffy Lube Parcel) by and between Payne Ranch
          Centre Associates and Super Enterprises, Inc. dated as of July 26, 1990.

10L.      Purchase and Sale Agreement and Escrow Instructions              *
          (Wells Fargo Parcel) by and between Payne Ranch
          Associates and Super Enterprises, Inc. dated as of August 31, 1990.

10M.      Second Amendment to Farmers Branch Associates
          General Partnership Agreement by and between                     *
          North Dallas Division #81, Ltd. and the
          Registrant effective as of October 18, 1989.


10N.      General Partnership Agreement of Prentiss/Copley                 *
          Itasca Associates dated as of May 20, 1991 between Prentiss Properties Itasca, L.P., a Texas limited partnership and the Registrant.

10O.      Agreement of Dissolution of Partnership and                      *
          Cancellation of Farmers Branch Associates General
          Partnership Agreement dated July 1, 1994 by and between
          North Dallas Division #81, Ltd., a Texas limited partnership, and Registrant.

10P.      Asset Contribution Agreement by and among Evans                  *
          Withycombe Residential, Inc., a Maryland Corporation, and Evans Withycombe Residential, L.P., a Delaware limited partnership, as Purchasers and Lakewood
          Associates, an Arizona limited Partnership composed of Registrant, New England Pension Properties V and EW
          Lakewood L.P., as Sellers, dated June 9, 1994.

----------
*    Previously filed and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COPLEY PENSION PROPERTIES VI;
                                    A REAL ESTATE LIMITED PARTNERSHIP


Date: March 28, 1997              By:   /s/ Joseph W. O'Connor
                                          ----------------------
                                          Joseph W. O'Connor
                                          President of the
                                          Managing General Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                    Title                         Date
      ---------                    -----                         ----
                          President, Principal
                          Executive Officer and
                          Director of the
 /s/ Joseph W. O'Connor   Managing General Partner          March 28, 1997
------------------------
     Joseph W. O'Connor

                          Principal Financial and
                          Accounting Officer of the
 /s/ Daniel C. Mackowiak  Managing General Partner          March 28, 1997
------------------------
     Daniel C. Mackowiak


                          Director of the
 /s/ Daniel J. Coughlin   Managing General Partner          March 28, 1997
------------------------
     Daniel J. Coughlin


                          Director of the
 /s/ James J. Finnegan    Managing General Partner          March 28, 1997
------------------------
     James J. Finnegan