Form 10-K405/A
period 1996-12-31
COPLEY PENSION PROPERTIES VI
filed 1997-05-12
CIK 824209

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _________________

                                  FORM 10-K/A

                               AMENDMENT NO. 1 OF
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              Yes  X     No
                                  ---        ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      No voting stock is held by nonaffiliates of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

       The undersigned registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1996 (the "Report"), to correct an error in the table of significant tenants in Item 2 of Part I of the Report. Item 2 of Part I, as amended for the correct lease expiration date, is attached hereto and substituted for the respective Item of the Report.

Item 2. Properties
        ----------


     The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:



                                           NUMBER
                             ESTIMATED       OF                                                      ANNUAL
                               1997       TENANTS                                                   CONTRACT
                              ANNUAL      WITH 10%                                 SQUARE             RENT
                              REALTY         OR           NAMES (S) OF             FEET OF             PER           LEASE
         PROPERTY              TAXES    MORE OF GLA        TENANT(S)              EACH TENANT        SQ. FT.      EXPIRATION
------------------------------------------------------------------------------------------------------------------------------------

Industrial Building in        $ 85,000          6           Practical                 26,647          $ 4.20          Jun, 1998
 Carson,  CA                                                Packaging
                                                            Seaway                    12,283          $ 5.16          Apr, 1999
                                                            International
                                                            O-Super Express           18,253          $ 4.80          Jun, 2000

                                                            Del Monte                 26,545          $ 4.80          Dec, 1999

                                                            Continental Wire          11,682          $ 4.44          Dec, 1999

                                                            Haggen Dazs               12,000          $ 6.24          Dec, 1998

Industrial Building in        $105,850      N/A             N/A                          N/A             N/A          N/A
 Dallas, TX
Apartment Complex in          $274,380      N/A             N/A                          N/A             N/A          N/A
 Frederick, MD
Industrial Building,          $ 39,600           1          Phonic Ear                35,100          $12.28          May, 2002
 Petaluma, CA
Industrial Building,          $ 72,925           1          Mita Copystar of          70,535          $ 5.00         Sept, 1999
 Itasca, IL                                                 America, Inc.
------------------------------------------------------------------------------------------------------------------------------------


                                                 LINE OF
                                                 BUSINESS
                             RENEWAL           OF PRINCIPAL
         PROPERTY            OPTIONS             TENANTS
------------------------------------------------------------------
Industrial Building in            N/A            Packaging
 Carson,  CA
                                 One 3           Distribution
                                 year
                                  N/A            Distribution

                                 Two 5           Fruit and
                                 year            Fruit Products
                                  N/A            Wire
                                                 Fabrication
                                  N/A            Ice Cream

Industrial Building in            N/A            N/A
 Dallas, TX
Apartment Complex in              N/A            N/A
 Frederick, MD
Industrial Building,              Yes            Hearing
 Petaluma, CA                                    Products
Industrial Building,             None            Photocopier
 Itasca, IL                                      Distributor
------------------------------------------------------------------

     The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's properties:


                                                                    RENTAL
              PROPERTY                GROSS LEASABLE   YEAR-END    REVENUE          NET EFFECTIVE
                                           AREA       OCCUPANCY   RECOGNIZED       RENT ($/SF/YR)*
--------------------------------------------------------------------------------------------------
Industrial Building in Carson,  CA
------------------------------------
                1992                         115,732        100%  $  551,679                $ 4.77
                1993                         115,732        100%  $  639,297                $ 5.52
                1994                         115,732        100%  $  641,008                $ 5.54
                1995                         115,732         89%  $  620,300                $ 6.58
                1996                         115,732        100%  $  709,199                $ 7.08

Industrial Building in Dallas, TX
------------------------------------
                1992                         168,478        100%  $  550,996                $ 3.27
                1993                         168,478        100%  $  550,372                $ 3.27
                1994                         168,478        100%  $  551,000                $ 3.27
                1995                         168,478         82%  $  561,846                $ 3.49
                1996                         168,478          0%  $   72,074  (1)           $ 0.00

Apartment Complex in Frederick, MD
------------------------------------
                1992                         295,074         93%  $2,283,698                $ 9.21
                1993                         295,074         91%  $2,487,586                $ 9.16
                1994                         295,074         96%  $2,551,410                $ 9.25
                1995                         295,074         94%  $2,661,022                $ 9.57
                1996                         295,074         97%  $2,726,498                $ 9.70

Industrial Building, Petaluma, CA
------------------------------------
                1992                          35,100        100%  $  481,875                $13.73
                1993                          35,100        100%  $  416,146                $11.86
                1994                          35,100        100%  $  416,146                $11.86
                1995                          35,100        100%  $  416,146                $11.86
                1996                          35,100        100%  $  416,146                $11.86

Industrial Building, Itasca, IL
------------------------------------
                1992                          70,535        100%  $  477,000                $ 6.76
                1993                          70,535        100%  $  467,000                $ 6.62
                1994                          70,535        100%  $  475,000                $ 6.73
                1995                          70,535        100%  $  479,000                $ 6.79
                1996                          70,535        100%  $  492,000                $ 6.98
--------------------------------------------------------------------------------------------------

*  Net effective rent calculation is based on average occupancy during the respective years.

(1) Temporary four month lease

     Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1996:


                                     TENANT AGING REPORT

              PROPERTY                # OF LEASE      TOTAL         TOTAL      PERCENTAGE OF
                                      EXPIRATIONS  SQUARE FEET  ANNUAL RENTAL   GROSS ANNUAL
                                                                                  RENTAL*
--------------------------------------------------------------------------------------------

Industrial Building in Carson,  CA
------------------------------------
                1997                            0            0       $      0              0%
                1998                            3       46,939       $230,579             41%
                1999                            3       50,540       $242,664             43%
                2000                            1       18,253       $ 87,614             16%
                2001                            0            0       $      0              0%
                2002                            0            0       $      0              0%
                2003                            0            0       $      0              0%
                2004                            0            0       $      0              0%
                2005                            0            0       $      0              0%
                2006                            0            0       $      0              0%

Industrial Building in Dallas, TX
------------------------------------
                1997                            0            0       $      0              0%
                1998                            0            0       $      0              0%
                1999                            0            0       $      0              0%
                2000                            0            0       $      0              0%
                2001                            0            0       $      0              0%
                2002                            0            0       $      0              0%
                2003                            0            0       $      0              0%
                2004                            0            0       $      0              0%
                2005                            0            0       $      0              0%
                2006                            0            0       $      0              0%

Apartment Complex in Frederick, MD
------------------------------------
                1996                      N/A          N/A                N/A            N/A
                1997                      N/A          N/A                N/A            N/A
                1998                      N/A          N/A                N/A            N/A
                1999                      N/A          N/A                N/A            N/A
                2000                      N/A          N/A                N/A            N/A
                2001                      N/A          N/A                N/A            N/A
                2002                      N/A          N/A                N/A            N/A
                2003                      N/A          N/A                N/A            N/A
                2004                      N/A          N/A                N/A            N/A
                2005                      N/A          N/A                N/A            N/A

Industrial Building, Petaluma, CA
------------------------------------
                1997                            0            0       $      0              0%
                1998                            0            0       $      0              0%
                1999                            0            0       $      0              0%
                2000                            0            0       $      0              0%
                2001                            0            0       $      0              0%
                2002                            1       35,100       $431,028            100%
                2003                            0            0       $      0              0%
                2004                            0            0       $      0              0%
                2005                            0            0       $      0              0%
                2006                            0            0       $      0              0%
--------------------------------------------------------------------------------------------


Industrial Building, Itasca, IL
---------------------------------
              1997                 0       0  $      0    0%
              1998                 0       0  $      0    0%
              1999                 1  70,535  $352,675  100%
              2000                 0       0  $      0    0%
              2001                 0       0  $      0    0%
              2002                 0       0  $      0    0%
              2003                 0       0  $      0    0%
              2004                 0       0  $      0    0%
              2005                 0       0  $      0    0%
              2006                 0       0  $      0    0%
-----------------------------------------------------------

*  Does not include expenses paid by tenants.

     The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed for purposes of depreciation, and (v) accumulated depreciation.

                                                       Rate of                Life    Accumulated
          Entity / Property             Tax Basis   Depreciation   Method   in years  Depreciation
--------------------------------------------------------------------------------------------------
Apartment Complex in Frederick, MD
-------------------------------------
Building & Improvements                $ 2,666,994           N/A   150% DB        15    $1,278,656
Building & Improvements                 10,239,068          3.64%    SL         27.5     2,296,416
                                       -----------                                      ----------
Total Depreciable Assets               $12,906,062                                      $3,575,072

Industrial Building in Petaluma, CA
-------------------------------------
Building & Improvements                $ 2,141,214          3.18%    SL         31.5    $  376,502
Building Improvements                      295,617          6.67%    SL           15       108,414
                                       -----------                                      ----------
Total Depreciable Assets               $ 2,436,831                                      $  484,916

Industrial Building in Carson, CA
-------------------------------------
Building                               $ 3,727,028          2.50%    SL           40    $  647,415
                                       -----------                                      ----------
Total Depreciable Assets               $ 3,727,028                                      $  647,415

Industrial Building in Dallas, TX
-------------------------------------
Building                               $ 4,124,597          2.50%    SL           40    $  734,169
                                       -----------                                      ----------
Total Depreciable Assets               $ 4,124,597                                      $  734,169

Industrial Building in Itasca, IL
-------------------------------------
Building                               $ 2,121,478          2.50%    SL           40    $  280,047
                                       -----------                                      ----------
Total Depreciable Assets               $ 2,121,478                                      $  280,047

Total Depreciable Assets               $25,315,996                                      $5,721,619
                                       ===========                                      ==========
--------------------------------------------------------------------------------------------------

SL = Straight Line
DB = Declining Balance


     Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness:

Industrial Building in Carson, California
-----------------------------------------

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

Industrial Building in Dallas, Texas
------------------------------------

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

Industrial Building, Itasca, Illinois.
-------------------------------------

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

Apartment Complex in Frederick, Maryland.
----------------------------------------

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

Industrial Building, Petaluma, California
-----------------------------------------

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



                        COPLEY PENSION PROPERTIES VI;
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (Registrant)


May 12, 1997
                         /s/ James J. Finnegan
                         -------------------------------
                           James J. Finnegan
                           Managing Director and General Counsel
                           of Managing General Partner,
                           Sixth Copley Corp.



May 12, 1997
                        /s/ Daniel C. Mackowiak
                        --------------------------------
                          Daniel C. Mackowiak
                          Principal Financial and Accounting
                          Officer of Managing General Partner,
                          Sixth Copley Corp.