Form 10-Q
period 1997-03-31
COPLEY PENSION PROPERTIES VI
filed 1997-05-12
CIK 824209

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  ------------------------------------------

For Quarter Ended March 31, 1997                  Commission File Number 0-17807



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


--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


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


                       FOR QUARTER ENDED MARCH 31, 1997

                                    PART I


                             FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEET
(Unaudited)

                                           March 31, 1997   December 31, 1996
                                           --------------   -----------------
Assets

Real estate investments:
 Joint ventures                               $15,384,590         $15,479,056
 Property, net                                  8,349,689           8,350,231
                                              -----------         -----------
                                               23,734,279          23,829,287

Cash and cash equivalents                       3,773,847           3,076,103
Short-term investments                          1,414,899           2,194,290
                                              -----------         -----------
                                              $28,923,025         $29,099,680
                                              ===========         ===========

Liabilities and Partners' Capital

Accounts payable                              $    70,210         $    86,347
Accrued management fee                             51,517              51,517
Deferred disposition fees                         582,677             582,677
                                              -----------         -----------
Total liabilities                                 704,404             720,541
                                              -----------         -----------

Partners' capital (deficit):
 Limited partners ($768.98
   per unit; 160,000 units authorized;
   48,788 units issued and outstanding)        28,256,390          28,415,303
 General partners                                 (37,769)            (36,164)
                                              -----------         -----------
Total partners' capital                        28,218,621          28,379,139
                                              -----------         -----------
                                              $28,923,025         $29,099,680
                                              ===========         ===========

               (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)

                                        Quarter Ended March 31,
                                          1997           1996
                                       ----------     ----------
INVESTMENT ACTIVITY

Property rentals                       $ 219,288      $ 217,647
Property operating expenses             (102,823)      (117,516)
Depreciation and amortization            (75,731)       (71,337)
                                       ---------      ---------
                                          40,734         28,794

Joint venture earnings                   353,994        269,811
                                       ---------      ---------

 Total real estate activity              394,728        298,605
                                       ---------      ---------

Interest on cash equivalents
 and short-term investments               66,052         67,710
                                       ---------      ---------
 Total investment activity               460,780        366,315
                                       ---------      ---------

PORTFOLIO EXPENSES

Management fee                            51,517         51,517
General and administrative                48,883         51,271
                                       ---------      ---------
                                         100,400        102,788
                                       ---------      ---------


Net income                             $ 360,380      $ 263,527
                                       =========      =========

Net income per limited
 partnership unit                      $    7.31      $    5.35
                                       =========      =========

Cash distributions per limited
 partnership unit                      $   10.57      $   12.50
                                       =========      =========

Number of limited partnership units
 outstanding during the period            48,788         48,788
                                       =========      =========

               (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                                    Quarter Ended March 31,
                                  1997                     1996
                        -----------------------   ----------------------
                         General       Limited     General      Limited
                         Partners     Partners     Partners    Partners
                         --------     --------     --------    --------

Balance at beginning     $(36,164)  $28,415,303    $(26,238)  $29,397,948
  of period

Cash distributions         (5,209)     (515,689)     (6,160)     (609,850)

Net income                  3,604       356,776       2,635       260,892
                         --------   -----------    --------   -----------

Balance at end
  of period              $(37,769)  $28,256,390    $(29,763)  $29,048,990
                         ========   ===========    ========   ===========

               (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                              Quarter Ended March 31,
                                                1997          1996
                                             -----------  ------------
Net cash provided by operating activities    $  453,271    $  455,449
                                             ----------    ----------

Cash flows from investing activities:
 Investment in property                               -       (81,968)
 Decrease (increase) in short-term
  investments, net                              765,371      (410,012)
                                             ----------    ----------

Net cash provided by (used in)
 investing activities                           765,371      (491,980)
                                             ----------    ----------

Cash flows from financing activity:
 Distributions to partners                     (520,898)     (616,010)
                                             ----------    ----------

Net increase (decrease) in cash
 and cash equivalents                           697,744      (652,541)

Cash and cash equivalents:
 Beginning of period                          3,076,103     2,997,934
                                             ----------    ----------

 End of period                               $3,773,847    $2,345,393
                                             ==========    ==========

               (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1997 and December 31, 1996 and its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1997 and 1996. These adjustments are of a normal recurring nature.

  See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

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


Note 2 - Investments in Joint Ventures

  Summarized Financial Information

  The following summarized financial information is presented in the aggregate for the Partnership's three joint ventures:

                            Assets and Liabilities
                            ----------------------


                                    March 31, 1997  December 31, 1996
                                    --------------  -----------------

Assets
 Real property, at cost less
   accumulated depreciation
   of $6,346,208 and $6,158,575,
   respectively                     $   17,011,885  $      17,199,404
 Other                                     787,440            739,700
                                    --------------  -----------------
                                        17,799,325         17,939,104

Liabilities                                212,935            235,655
                                    --------------  -----------------

Net assets                          $   17,586,390  $      17,703,449
                                    ==============  =================

                             Results of Operations
                             ---------------------


                                   Quarter Ended March 31,
                                      1997        1996
                                   ----------  ----------
Revenue:
  Rental income                    $  965,607  $  916,666
  Interest and other income               963         625
                                    ---------   ----------
                                      966,570     917,291
                                    ---------   ----------

Expenses:
  Operating expenses                  317,890     350,701
  Depreciation and amortization       191,517     223,644
                                    ---------   ----------
                                      509,407     574,345
                                    ---------   ----------

Net income                         $  457,163  $  342,946
                                    =========   ==========


          Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two investments) its affiliates on behalf of their various financing arrangements with the joint ventures.


Note 3 - Property

          The following is a summary of the Partnership's two wholly-owned properties:


                                  March 31, 1997   December 31, 1996
                                  ---------------  ------------------

Land                              $    3,408,203     $     3,408,203
Buildings, improvements and
  other capitalized costs              8,869,433           8,869,433
Investment valuation allowance        (1,500,000)         (1,500,000)
Accumulated depreciation and
  amortization                        (2,402,991)         (2,330,843)
Net operating liabilities                (24,956)            (96,562)
                                   --------------     ---------------
                                  $    8,349,689     $     8,350,231
                                   ==============     ===============

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

Note 4 - Subsequent Event

          Distributions of cash from operations relating to the quarter ended March 31, 1997 were made on April 24, 1997 in the aggregate amount of $520,898 ($10.57 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources

          The Partnership completed its offering of units of limited partnership interest on December 31, 1988. A total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate and for the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments; one was sold in 1990, and another in 1994. As a result of these sales, capital of $11,271,004 ($231.02 per limited partnership unit) has been returned to the limited partners.

          At March 31, 1997, the Partnership had $5,188,746 in cash, cash equivalents and short-term investments, of which $520,898 was used for cash distributions to partners on April 24, 1997; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's short-term and real estate investments, and proceeds from the sale of such investments. Based on an adjusted capital contribution of $768.98 per limited partnership unit, distributions of cash from operations relating to the first quarter of 1997 and 1996 were made at the annualized rate of 5.5%.

          The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1997, the carrying value of one investment exceeded its appraised value by approximately $310,000. The appraised value of each of the other investments exceeded their related carrying values by an aggregate of approximately $5,900,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

Form of Real Estate Investments

          The Wilmington Industrial and Stemmons Industrial investments are wholly-owned properties. The other three real estate investments in the portfolio are structured as joint ventures.


Operating Factors

          Three of the Partnership's four industrial properties (Prentiss Copystar, Wilmington and White Phonic) were 100% leased at March 31, 1997. The Wilmington property was 73% leased at March 31, 1996. Stemmons Industrial has been vacant since February 1996, with the expiration of a short-term lease for 82% of the space. The Partnership is marketing this space to potential long-term tenants. There are no firm prospects at this time.

          Occupancy at Waterford Apartments, the Partnership's multi-family residential property, remained in the mid-90% range during the first quarter of 1997, which is consistent with the prior year.


Investment Results

          Interest income on cash equivalents and short-term investments did not change significantly between the first quarter of 1996 and 1997, as investment balances and interest rates were relatively consistent.

          Total real estate activity for the first quarter of 1997 was $394,728, an increase from $298,605 for the comparable period of 1996. Operating income at Wilmington increased approximately $20,000 due to improved occupancy. In addition, operating results at Waterford Apartments increased by $67,000 due to higher rental rates and lower operating expenses for repairs and maintenance. Operating results at Prentiss also improved due to lower operating expenses for landscaping and improvements.

          Cash flow from operations was relatively unchanged between the first quarters of 1996 and 1997, since the increases in operating results were offset by differences in the timing of cash distributions from joint ventures.

Portfolio Expenses

          The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

          The Partnership management fee was unchanged between the first quarters of 1996 and 1997. General and administrative expenses decreased primarily due to lower professional fees.

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP
                                   FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 1997

                                    PART II


                               OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits:   None.

          b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES
                                   ----------



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