Form 10-Q
period 1997-06-30
COPLEY PENSION PROPERTIES VI
filed 1997-08-12
CIK 824209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   -----------------------------------------

For Quarter Ended June 30, 1997                   Commission File Number 0-17807



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

                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 1997

                                     PART I


                             FINANCIAL INFORMATION

BALANCE SHEETS
(Unaudited)


                                           June 30, 1997   December 31, 1996
                                           -------------   -----------------
ASSETS

Real estate investments:
 Joint ventures                              $15,240,872         $15,479,056
 Property, net                                 8,278,828           8,350,231
                                             -----------         -----------
                                              23,519,700          23,829,287

Cash and cash equivalents                      3,927,409           3,076,103
Short-term investments                         1,260,485           2,194,290
                                             -----------         -----------
                                             $28,707,594         $29,099,680
                                             ===========         ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $    87,161         $    86,347
Accrued management fee                            51,517              51,517
Deferred disposition fees                        582,677             582,677
                                             -----------         -----------
Total liabilities                                721,355             720,541
                                             -----------         -----------

Partners' capital (deficit):
 Limited partners ($768.98
   per unit; 160,000 units authorized,
   48,788 units issued and outstanding)       28,026,332          28,415,303
 General partners                                (40,093)            (36,164)
                                             -----------         -----------
Total partners' capital                       27,986,239          28,379,139
                                             -----------         -----------
                                             $28,707,594         $29,099,680
                                             ===========         ===========


               (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
 (Unaudited)


                                        Quarter Ended     Six Months Ended     Quarter Ended     Six Months Ended
                                        June 30, 1997      June 30, 1997       June 30, 1996      June 30, 1996
                                        -------------     ----------------     -------------     ----------------
INVESTMENT ACTIVITY

Property rentals                          $  195,744           $  415,032        $  172,195          $   389,842
Property operating expenses                  (94,679)            (197,502)          (94,740)            (212,256)
Depreciation and amortization                (75,763)            (151,494)          (71,634)            (142,971)
                                          ----------           ----------        ----------          -----------
                                              25,302               66,036             5,821               34,615

Joint venture earnings                       303,545              657,539           245,138              514,949
                                          ----------           ----------        ----------          -----------

   Total real estate activity                328,847              723,575           250,959              549,564
                                          ----------           ----------        ----------          -----------

Interest on cash equivalents
   and short-term investments                 68,581              134,633            65,058              132,768
                                          ----------           ----------        ----------          -----------
   Total investment activity                 397,428              858,208           316,017              682,332
                                          ----------           ----------        ----------          -----------

PORTFOLIO EXPENSES

Management fee                                51,517              103,034            51,518              103,035
General and administrative                    57,395              106,278            56,528              107,799
                                          ----------           ----------        ----------          -----------
                                             108,912              209,312           108,046              210,834
                                          ----------           ----------        ----------          -----------

Net income                                $  288,516           $  648,896        $  207,971              471,498
                                          ==========           ==========        ==========          ===========

Net income per limited
   partnership unit                       $     5.86           $    13.17        $     4.22          $      9.57
                                          ==========           ==========        ==========          ===========

STATEMENTS OF OPERATIONS
 (Unaudited)



                                        Quarter Ended     Six Months Ended     Quarter Ended     Six Months Ended
                                        June 30, 1997      June 30, 1997       June 30, 1996      June 30, 1996
                                        -------------     ----------------     -------------     ----------------
Cash distributions per limited
   partnership unit                       $    10.57           $    21.14        $    10.57          $     23.07
                                          ==========           ==========        ==========          ===========

 Number of limited partnership units
   outstanding during the period              48,788               48,788            48,788               48,788
                                          ==========           ==========        ==========          ===========

               (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                             Quarter Ended            Six Months Ended           Quarter Ended              Six Months Ended
                             June 30, 1997             June 30, 1997             June 30, 1996               June 30, 1996
                       ------------------------   ------------------------   -----------------------    -------------------------
                        General      Limited      General       Limited      General       Limited       General       Limited
                       Partners      Partners     Partners      Partners     Partners      Partners      Partners      Partners
                       ---------   ------------   ---------   ------------   ---------   ------------   ----------   ------------

 Balance at beginning
   of period           $ (37,769)  $ 28,256,390   $ (36,164)  $ 28,415,303   $ (29,763)  $ 29,048,990   $  (26,238)  $ 29,397,948

 Cash distributions       (5,209)      (515,689)    (10,418)    (1,031,378)     (5,209)      (515,689)     (11,369)    (1,125,539)

 Net income                2,885        285,631       6,489        642,407       2,080        205,891        4,715        466,783
                       ---------   ------------   ---------   ------------   ---------   ------------   ----------   ------------

 Balance at end
   of period           $ (40,093)  $ 28,026,332   $ (40,093)  $ 28,026,332   $ (32,892)  $ 28,739,192   $  (32,892)  $ 28,739,192
                       =========   ============   =========   ============   =========   ============   ==========   ============



               (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               Six Months Ended June 30,
                                                 1997            1996
                                              -----------    -----------


Net cash provided by operating activities    $    976,073   $    889,048
                                              -----------    -----------

Cash flows from investing activities:
 Investment in property                                 -       (127,703)
 Decrease in short-term
  investments, net                                917,029        716,250
                                              -----------    -----------

Net cash provided by
 investing activities                             917,029        588,547
                                              -----------    -----------

Cash flows from financing activity:
 Distributions to partners                     (1,041,796)    (1,136,908)
                                              -----------    -----------

Net increase in cash
 and cash equivalents                             851,306        340,687

Cash and cash equivalents:
 Beginning of period                            3,076,103      2,997,934
                                              -----------    -----------

 End of period                               $  3,927,409   $  3,338,621
                                              ===========    ===========

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1997 and December 31, 1996 and its operations, its cash flows and partners' capital (deficit) for the interim periods ended June 30, 1997 and 1996. These adjustments are of a normal recurring nature.

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


Note 2 - Investments in Joint Ventures
--------------------------------------
     Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                            Assets and Liabilities
                           ------------------------


                                   June 30, 1997     December 31, 1996
                                   -------------     -----------------

Assets
 Real property, at cost less
   accumulated depreciation
   of $6,533,729 and $6,158,575
   respectively                    $  16,818,750         $  17,199,404
 Other                                   740,402               739,700
                                    ------------          ------------
                                      17,559,152            17,939,104

Liabilities                              161,652               235,655
                                    ------------          ------------

Net assets                         $  17,397,500         $  17,703,449
                                    ============          ============

                             Results of Operations
                             ---------------------


                                   Six Months Ended June 30,
                                      1997          1996
                                   -----------  ------------
Revenue:
  Rental income                     $1,908,905    $1,826,539
  Other income                           2,701         2,976
                                    ----------    ----------
                                     1,911,606     1,829,515
                                    ----------    ----------

Expenses:
  Operating expenses                   682,834       721,110
  Depreciation and amortization        382,923       447,288
                                    ----------    ----------
                                     1,065,757     1,168,398
                                    ----------    ----------

Net income                          $  845,849    $  661,117
                                    ==========    ==========


  Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two investments) its affiliates on behalf of their various financing arrangements with the joint ventures.


Note 3 - Property
-----------------

  The following is a summary of the Partnership's two wholly-owned properties:


                                  June 30, 1997   December 31, 1996
                                  --------------  ------------------

Land                                $ 3,408,203         $ 3,408,203
Buildings, improvements and
  other capitalized costs             8,869,989           8,869,433
Investment valuation allowance       (1,500,000)         (1,500,000)
Accumulated depreciation and
  amortization                       (2,475,170)         (2,330,843)
Net operating liabilities               (24,194)            (96,562)
                                    -----------         -----------
                                    $ 8,278,828         $ 8,350,231
                                    ===========         ===========

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

Note 4 - Subsequent Event
-------------------------

  Distributions of cash from operations relating to the quarter ended June 30, 1997 were made on July 24, 1997 in the aggregate amount of $520,898 ($10.57 per limited partnership unit).

  A purchase and sale agreement was executed for the sale of Stemmons Industrial for an amount in excess of the current carrying value. The transaction is expected to be completed during the third quarter of 1997.

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

  At June 30, 1997, the Partnership had $5,187,894 in cash, cash equivalents and short-term investments, of which $520,898 was used for cash distributions to partners on July 24, 1997; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's short-term and real estate investments, and proceeds from the sale of such investments. Based on an adjusted capital contribution of $768.98 per limited partnership unit, distributions of cash from operations relating to the first and second quarters of 1997 and 1996 were made at the annualized rate of 5.5%.

  The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1997, the carrying value of one investment exceeded its appraised value by approximately $250,000. The appraised value of each of the other investments exceeded their related carrying values by an aggregate of approximately $6,026,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

Form of Real Estate Investments

          The Wilmington Industrial and Stemmons Industrial investments are wholly-owned properties. The other three real estate investments in the portfolio are joint ventures.


Operating Factors

          Three of the Partnership's four industrial properties (Prentiss Copystar, Wilmington and White Phonic) were 100% leased at June 30, 1997. The Wilmington property was 73% leased at June 30, 1996.

          Stemmons Industrial has been vacant since February 1996, with the expiration of a short-term lease for 82% of the space. The Partnership has entered into a purchase and sale agreement and the sale is expected to close in the third quarter.

          Occupancy at Waterford Apartments, the Partnership's multi-family residential property, remained in the mid 90% range during the first six months of 1997, which is consistent with the prior year.


Investment Results

          Interest income on cash equivalents and short-term investments was relatively unchanged between the first six months of 1996 and 1997.

          Total real estate activity for the first six months of 1997 was $723,575, an increase from $549,564 for the comparable period of 1996.
Operating income at Wilmington increased $25,000 due to improved occupancy. Operating results at Waterford Apartments increased by $86,000 primarily due to higher rental rates. In addition, operating results at Prentiss improved approximately $30,000 due to lower operating expenses for landscaping and common area improvements combined with a decrease in amortization expense related to leasing commissions that became fully amortized.

          Cash flow from operations increased by approximately $87,000 between the first six months of 1996 and 1997. This increase is due to the increase in operating results at Wilmington and changes in working capital, offset by the timing of distributions from joint ventures.

Portfolio Expenses

          The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

          The Partnership management fee was unchanged between the first six months of 1996 and 1997. General and administrative expenses were relatively consistent with the prior year comparative six month period.

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP
                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 1997

                                    PART II


                               OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits:   None.

          b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1997.

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



                             COPLEY PENSION PROPERTIES VI;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)


August 12, 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                 James J. Finnegan
                                 Managing Director and General Counsel
                                 of Managing General Partner,
                                 Sixth Copley Corp.



August 12, 1997
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                 Karin J. Lagerlund
                                 Principal Financial and Accounting
                                 Officer of Managing General Partner,
                                 Sixth Copley Corp.