Form 10-Q
period 1997-09-30
COPLEY PENSION PROPERTIES VI
filed 1997-11-12
CIK 824209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   -----------------------------------------

For Quarter Ended September 30, 1997  Commission File Number 0-17807



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

                                   FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 1997

                                     PART I


                             FINANCIAL INFORMATION

BALANCE SHEETS
(Unaudited)

                                       September 30, 1997   December 31, 1996
                                       ------------------   -----------------

Assets

Real estate investments:
  Joint ventures                            $15,154,452         $15,479,056
  Property, net                               4,250,888           8,350,231
                                            -----------         -----------
                                             19,405,340          23,829,287

Cash and cash equivalents                     8,061,884           3,076,103
Short-term investments                        1,466,372           2,194,290
                                            -----------         -----------
                                            $28,933,596         $29,099,680
                                            ===========         ===========

Liabilities and Partners' Capital

Accounts payable                            $    90,313         $    86,347
Accrued management fee                          124,530              51,517
Deferred disposition fees                       717,677             582,677
                                            -----------         -----------
Total liabilities                               932,520             720,541
                                            -----------         -----------


Partners' capital (deficit):
  Limited partners ($768.98
     per unit; 160,000 units
     authorized; 48,788 units
     issued and outstanding)                 28,041,021          28,415,303
  General partners                              (39,945)            (36,164)
                                            -----------         -----------
Total partners' capital                      28,001,076          28,379,139
                                            -----------         -----------
                                            $28,933,596         $29,099,680
                                            ===========         ===========


                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)


                                     Quarter Ended      Nine Months Ended      Quarter Ended      Nine Months Ended
                                  September 30, 1997   September 30, 1997   September 30, 1996   September 30, 1996
                                  -------------------  -------------------  -------------------  -------------------

Investment Activity

Property rentals                       $205,847           $  620,879             $187,566           $  577,408
Property operating expenses             (87,410)            (284,912)             (99,985)            (312,241)
Depreciation and amortization           (75,761)            (227,255)             (71,958)            (214,929)
                                       --------           ----------             --------           ----------
                                         42,676              108,712               15,623               50,238

Joint venture earnings                  342,905            1,000,444              314,860              829,809
                                       --------           ----------             --------           ----------
  Total real estate operations          385,581            1,109,156              330,483              880,047

Gain on sale of investment              248,172              248,172                    -                    -
                                       --------           ----------             --------           ----------
  Total real estate activity            633,753            1,357,328              330,483              880,047

Interest on cash equivalents
  and short-term investments             71,515              206,148               67,339              200,107
                                       --------           ----------             --------           ----------
  Total investment activity             705,268            1,563,476              397,822            1,080,154
                                       --------           ----------             --------           ----------

Portfolio Expenses

Management fee                          124,530              227,564               51,517              154,552
General and administrative               45,003              151,281               47,248              155,047
                                       --------           ----------             --------           ----------
                                        169,533              378,845               98,765              309,599
                                       --------           ----------             --------           ----------

Net income                             $535,735           $1,184,631             $299,057           $  770,555
                                       ========           ==========             ========           ==========

Net income per limited
  partnership unit                     $  10.87           $    24.04             $   6.07           $    15.64
                                       ========           ==========             ========           ==========

Cash distributions per limited
  partnership unit                     $  10.57           $    31.71             $  10.57           $    33.64
                                       ========           ==========             ========           ==========

Number of limited partnership units
  outstanding during the period          48,788               48,788               48,788               48,788
                                       ========           ==========             ========           ==========

                (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                             Quarter Ended          Nine Months Ended          Quarter Ended          Nine Months Ended
                          September 30, 1997       September 30, 1997       September 30, 1996       September 30, 1996
                        -----------------------  -----------------------  -----------------------  -----------------------
                         General     Limited      General     Limited      General     Limited      General     Limited
                        Partners     Partners    Partners     Partners    Partners     Partners    Partners     Partners
                        ---------  ------------  ---------  ------------  ---------  ------------  ---------  ------------

Balance at beginning
  of period             $(40,093)  $28,026,332   $(36,164)  $28,415,303   $(32,892)  $28,739,192   $(26,238)  $29,397,948

Cash distributions        (5,209)     (515,689)   (15,627)   (1,547,067)    (5,209)     (515,689)   (16,578)   (1,641,228)

Net income                 5,357       530,378     11,846     1,172,785      2,991       296,066      7,706       762,849
                        --------   -----------   --------   -----------   --------   -----------   --------   -----------

Balance at end
  of period             $(39,945)  $28,041,021   $(39,945)  $28,041,021   $(35,110)  $28,519,569   $(35,110)  $28,519,569
                        ========   ===========   ========   ===========   ========   ===========   ========   ===========




                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                              Nine Months Ended September 30,
                                                   1997             1996
                                             ----------------  ---------------

Net cash provided by operating activities       $ 1,502,628      $ 1,444,001
                                                -----------      -----------

Cash flows from investing activities:
 Net proceeds from sale of investment             4,199,193                -
 Deferred disposition fees                          135,000                -
 Investment in property                                   -         (134,203)
 Decrease in short-term
  investments, net                                  711,654          692,626
                                                -----------      -----------

Net cash provided by
 investing activities                             5,045,847          558,423
                                                -----------      -----------

Cash flows from financing activity:
 Distributions to partners                       (1,562,694)      (1,657,806)
                                                -----------      -----------

Net increase in cash
 and cash equivalents                             4,985,781          344,618

Cash and cash equivalents:
 Beginning of period                              3,076,103        2,997,934
                                                -----------      -----------

 End of period                                  $ 8,061,884      $ 3,342,552
                                                ===========      ===========


                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1997 and December 31, 1996 and its operations, its cash flows and partners' capital (deficit) for the interim periods ended September 30, 1997 and 1996. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business
----------------------------------

     Copley Pension Properties VI; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in July 1988, and acquired the four real estate investments it currently owns prior to the end of 1991. It intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management services.


Note 2 - Investments in Joint Ventures
--------------------------------------

     Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                             Assets and Liabilities
                             ----------------------

                                    September 30, 1997  December 31, 1996
                                    ------------------  -----------------

Assets
 Real property, at cost less
   accumulated depreciation
   of $6,721,363 and $6,158,575,
   respectively                         $16,631,115        $17,199,404
 Other                                      806,190            739,700
                                        -----------        -----------
                                         17,437,305         17,939,104

Liabilities                                 146,851            235,655
                                        -----------        -----------

Net assets                              $17,290,454        $17,703,449
                                        ===========        ===========

                             Results of Operations
                             ---------------------

                                    Nine Months Ended September 30,
                                        1997             1996
                                   ---------------  --------------

Revenue:
  Rental income                       $2,892,117      $2,749,886
  Other income                             5,203           3,891
                                      ----------      ----------
                                       2,897,320       2,753,777
                                      ----------      ----------

Expenses:
  Operating expenses                   1,035,934       1,020,926
  Depreciation and amortization          574,550         670,932
                                      ----------      ----------
                                       1,610,484       1,691,858
                                      ----------      ----------

Net income                            $1,286,836      $1,061,919
                                      ==========      ==========


          Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two joint ventures) its affiliates on behalf of their various financing arrangements with the joint ventures.


Note 3 - Property
-----------------

     On September 29, 1997, Stemmons Industrial located in Farmers Branch, Texas was sold. The total sales price was $4,500,000. The Partnership received net proceeds of $4,334,193, after closing costs, and recognized a gain of $248,172 ($5.04 per limited partnership unit). A disposition fee of $135,000 was accrued but not paid to the Advisor. On October 30, 1997, the Partnership made a capital distribution of $4,334,326 ($88.84 per limited partnership unit) from the proceeds of the sale.

     The following is a summary of the Partnership's wholly-owned properties (one in 1997 and two in 1996):

                                  September 30, 1997   December 31, 1996
                                  -------------------  ------------------

Land                                  $ 2,770,056         $ 3,408,203
Buildings, improvements and
  other capitalized costs               4,894,641           8,869,433
Investment valuation allowance         (1,500,000)         (1,500,000)
Accumulated depreciation and
  amortization                         (1,884,877)         (2,330,843)
Net operating liabilities                 (28,932)            (96,562)
                                      -----------         -----------
                                      $ 4,250,888         $ 8,350,231
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

Note 4 - Subsequent Event
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1997 were made on October 30, 1997 in the aggregate amount of $520,898 ($10.57 per limited partnership unit). An additional distribution of cash from operations was made in the aggregate amount of $738,227 ($14.98 per limited partnership unit), representing excess operating cash previously retained in working capital reserves.

     Additionally, the Partnership made two capital distributions, $4,334,326 ($88.84 per limited partnership unit) was made from proceeds from the sale of Stemmons Industrial and $968,442 ($19.85 per limited partnership unit) was made from accumulated cash reserves.

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest on December 31, 1988. A total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate and for the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments; one was sold in each of 1990, 1994, and 1997. As a result of these sales, capital of $11,271,004 has been returned to the limited partners ($231.02 per limited partnership unit) through September 30, 1997. On October 30, 1997, the Partnership distributed total capital of $5,302,768 ($108.69 per limited partnership unit) which represents proceeds from the sale of Stemmons Industrial and a reduction of accumulated cash reserves. This capital distribution reduces the adjusted capital contribution to $660.29 per unit.

     On September 29, 1997, Stemmons Industrial located in Farmers Branch, Texas was sold. The total sales price was $4,500,000. The Partnership received net proceeds of $4,334,193, after closing costs, and recognized a gain of $248,172 ($5.04 per limited partnership unit). A disposition fee of $135,000 was accrued but not paid to the Advisor.

     At September 30, 1997, the Partnership had $9,528,256 in cash, cash equivalents and short-term investments, of which $1,259,125 was used for operating cash distributions, and $5,302,768 for capital distributions to partners on October 30, 1997; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash flow generated by the Partnership's short-term and real estate investments and proceeds from the sale of such investments. Based on an adjusted capital contribution of $768.98 per limited partnership unit, distributions of cash from operations relating to the first, second and third quarters of 1997 and 1996 were made at the annualized rate of 5.5%.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1997, the appraised value of each of the Partnership's investments exceeded its related carrying value by an aggregate of $6,400,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Partnership's Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

     Form of Real Estate Investments

     The Wilmington Industrial investment is a wholly-owned property. The Stemmons Industrial investment, which was sold in September 1997, was also a wholly-owned property. The other three real estate investments in the portfolio are joint ventures.

     Operating Factors

     The Partnership's three industrial properties (Prentiss Copystar, Wilmington and White Phonic) were 100% leased at September 30, 1997, as they were at September 30, 1996. Wilmington was 73% leased at June 30, 1996.

     As discussed above, the Partnership sold its Stemmons Industrial investment on September 29, 1997, and recognized a gain of $248,172. Stemmons Industrial was vacant at the time of sale, as it had been since February 1996, with the expiration of a short term lease for 82% of the space.

     Occupancy at Waterford Apartments, the Partnership's multi-family residential property, remained in the mid 90% range during the first nine months of 1997, which is consistent with the prior year.


Investment Results
------------------

     Interest income on cash equivalents and short-term investments increased slightly between the first nine months of 1996 and 1997, due primarily to higher average investment balances.

     Exclusive of the results from Stemmons Industrial of $(158,557) in 1997 and $(192,983) in 1996, as well as the gain on sale in 1997, total real estate activity for the first nine months of 1997 was $1,267,713, an increase from $1,073,030 for the comparable period of 1996. Operating results at Waterford Apartments increased by $114,000 primarily due to higher rental rates combined with a decrease in depreciation expense related to personal property that became fully depreciated. Operating results at Prentiss also improved, by approximately $36,000, due to a reduction in real estate taxes combined with a decrease in amortization expense related to leasing commissions that became fully amortized. In addition, operating income at Wilmington improved $24,000 primarily due to higher average occupancy during the first nine months of 1997 as compared to 1996.

     Cash flow from operations increased by approximately $59,000 between the first nine months of 1996 and 1997. This increase is primarily attributable to changes in working capital offset by the timing of distributions from White Phonic.

     Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee increased between the first nine months of 1996 and 1997 due to an increase in the distributable cash flow. General and administrative expenses were relatively unchanged during the comparative nine month periods.

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP
                                   FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 1997

                                    PART II


                               OTHER INFORMATION



Items 1-5.   Not applicable

Item 6.      Exhibits and Reports on Form 8-K

             a.  Exhibits:   (27)  Financial Data Schedule

             b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended September 30, 1997.

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



                             COPLEY PENSION PROPERTIES VI;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)


November 12, 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                James J. Finnegan
                                Vice President
                                of Managing General Partner,
                                Sixth Copley Corp.



November 12, 1997
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Sixth Copley Corp.