Form 10-K405
period 1997-12-31
COPLEY PENSION PROPERTIES VI
filed 1998-03-31
CIK 824209

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               -----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                          Commission File No. 0-17807

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

                                     Part I
                                     ------
      Item 1.  Business.
               --------

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

              As of December 31, 1997 the Partnership is invested in the four real property investments described below. During 1990, a joint venture in which the Partnership was a partner sold its interest in a fifth real estate investment located in Chino Hills, California. The Partnership made a distribution to the Limited Partners in the amount of $48.17 per Unit. During 1994, a joint venture in which the Partnership was a partner sold its interest in a sixth investment located in Phoenix, Arizona. The Partnership made a distribution to the Limited Partners of $182.85 per Unit. During 1997, the Partnership sold a seventh investment located in Farmers Branch, Texas. The Partnership made a capital distribution to the Limited Partners of $88.84 per unit. The Partnership has no current plans to renovate, improve or further develop any of its real property investments. In the opinion of the Managing General Partner of the Partnership, the properties are adequately covered by insurance.

              The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

              A.     Industrial Building in Carson, California ("Wilmington
                     ------------------------------------------------------
                     Industrial").
                     -------------

              On July 18, 1988 the Partnership acquired a 60% interest in a joint venture with an affiliate of The Hewson Company. On November 15, 1989, the Partnership agreed to increase its maximum commitment from $6,685,000 to $7,285,000. On February 1, 1991, the Partnership agreed to increase its maximum commitment to $8,085,000. The Partnership made capital contributions totaling $7,774,402. As of December 31, 1991, because of the developer partner's inability to fund its share of capital contributions, the Partnership assumed 100% ownership of the joint venture's assets, which consist primarily of approximately 5.77 acres of land in Carson, California and a 115,732 square foot multi-tenant industrial building located thereon. As of December 31, 1997, the building was 100% leased.

              B.     Apartment Complex in Frederick, Maryland ("Waterford
                     ----------------------------------------------------
                     Apartments").
                     -------------

              On March 20, 1989 the Partnership acquired a 48.75% interest in a joint venture formed with Copley Pension Properties VII; A Real Estate Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 16.25% interest, and Frederick Bozzuto Limited Partnership. On October 23, 1990 the Partnership agreed to increase its maximum commitment from $9,000,000 to $14,100,000 of which $10,575,000 is considered Senior
      Capital and $3,525,000 is considered Junior Capital. As of December 31, 1997, the Partnership had contributed $14,099,978 to the capital of the joint venture. The joint venture agreement entitles the Partnership and the Affiliate to receive a preferred return on their respective invested capital at the rate of 10.09% per annum. Such preferred return will be payable currently until the Partnership and the Affiliate have received an aggregate of $687,471; thereafter, the preferred return on the Senior Capital will be payable currently and the preferred return on the Junior Capital will accrue and bear interest at the rate of 10.09% per annum, compounded monthly, if sufficient cash flow is not available therefor. In the event of a sale or refinancing prior to the tenth anniversary of the joint venture agreement, the Partnership would be entitled to have 25% of its contribution repaid without premium and to have the remaining 75% repaid subject to a premium designed to preserve the stipulated rate of return through the ninth anniversary of the joint venture agreement. The joint venture agreement also entitles the Partnership to receive 48.75% of remaining cash flow and 48.75% of sale and refinancing proceeds following the return of the Partnership's and the Affiliate's equity.

              On February 11, 1998, Frederick Bozzuto Limited Partnership filed a declaratory judgment action in the Circuit Court for Baltimore County. The Partnership and the Affiliate had declared that an impasse under the joint venture agreement existed because of a disagreement between the Partnership and the Affiliate, on the one hand, and Frederick Bozzuto Limited Partnership, on the other hand, with respect to the contents of the business plan to be adopted by the joint venture for 1998. The Partnership and the Affiliate had sought to effect the dissolution of the joint venture pursuant to the terms of the joint venture agreement. The declaratory judgment action asks the Court to hold that no impasse (and, hence, no right to dissolve the joint venture) can exist with respect to a disagreement over the contents of the annual business plan of the joint venture.

              The joint venture owns approximately 16.35 acres of land improved with a 295,074 square foot, 314-unit apartment complex, which was developed in two phases between 1989 and 1991. As of December 31, 1997, this complex was approximately 93% leased.

              C.     Industrial Building in Petaluma, California ("White
                     ---------------------------------------------------
                     Phonic").
                     ---------

              On April 30, 1990, the Partnership acquired a 50% interest in a joint venture with a partnership whose principals are William White and George Vila. As of December 31, 1997, the Partnership had contributed $3,294,860 to the capital of the joint venture. The maximum commitment is $3,450,000. The joint venture agreement entitles the Partnership to receive monthly preferred return payments at the rate of 10% per annum, of which a minimum of 9% is payable currently. If sufficient cash flow is not available therefor, up to 1% per annum may accrue and bear interest at the rate of 10% per annum for up to ten years. The joint venture agreement also entitles the Partnership to receive 50% of the remaining cash flow and 50% of sale and refinancing proceeds following the return of the Partnership's equity.

              The joint venture owns approximately 2.91 acres of land and has completed construction thereon of a single-story light industrial building containing approximately 35,100 square feet. As of December 31, 1997, the building was 100% leased to a single tenant.

              D.     Industrial Building in Itasca, Illinois ("Prentiss
                     --------------------------------------------------
                     Copystar").
                     -----------

              On May 23, 1991, the Partnership acquired a 51.75% interest in a joint venture formed with Copley Pension Properties VII; A Real Estate Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 23.25% interest, and with an affiliate of Prentiss Properties, Ltd. As of December 31, 1997, the Partnership had contributed $2,296,411 to the capital of the joint venture, of which $63,563 had been returned to the Partnership. Of the capital contributed and not returned, $1,542,848 is characterized as Senior Capital and $690,000 is characterized as Junior Capital. The joint venture agreement entitles the Partnership to receive a preferred compounded monthly return of 11% per annum of which the return on Senior Capital will be payable currently and the return on Junior Capital may accrue and compound monthly if sufficient cash flow is not available therefor. If the Senior Capital is repaid prior to the termination of the joint venture, the Partnership will be entitled to receive a return on the Senior Capital at the lesser of 11% per annum or the treasury rate for treasury bonds having a maturity date coinciding with the termination of the joint venture, plus 75 basis points. The joint venture agreement also entitles the Partnership to receive 51.75% of the net proceeds of sales and financings after return of its capital and 51.75% of cash flow remaining after payment of the preferred return.

              The joint venture owns approximately 3.75 acres of land in Itasca, Illinois and during 1991 completed construction thereon of an approximately 70,535 square foot single-story industrial building. As of December 31, 1997, the building was 100% leased to a single tenant for a term which expires in 1999. The tenant has an option that commenced in September, 1995 to purchase the facility at fair market value. As of December 31, 1997, the tenant has not expressed any interest in exercising the option.

      Item 2. Properties
              ----------

         The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:

-----------------------------------------------------------------------------------------------------------------------------------
                                   Number
                                     of
                        Estimated Tenants                                        Annual
                           1998   with 10%                                      Contract                             Line of
                          Annual     or                               Square      Rent                               Business
                          Realty  More of       Names (s) of          Feet of      per       Lease      Renewal     of Principal
           Property       Taxes     GLA          Tenant(s)          Each Tenant  Sq. Ft.   Expiration   Options       Tenants
----------------------------------------------------------------------------------------------------------------------------------
Industrial Building in    $75,876    6      Practical Packaging        26,647      $4.20   Jun, 1998      N/A     Packaging
Carson,  CA
                                            Continental Logistics      12,283      $5.16   Feb, 1998     M-T-M    Distribution

                                            O-Super Express            18,253      $4.80   Jun, 2000      N/A     Distribution

                                            Del Monte                  26,545      $5.40   Dec, 1999  Two 5 year  Fruit and Fruit
                                                                                                                  Products

                                            Continental Wire           11,682      $4.44   Dec, 1999      N/A     Wire Fabrication

                                            Haggen Dazs                12,000      $6.48   Dec, 1998      N/A     Ice Cream

Apartment Complex in     $276,192   N/A     N/A                           N/A        N/A      N/A         N/A     N/A
Frederick, MD
Industrial Building,      $42,120    1      Phonic Ear                 35,100     $12.88   May, 2008      Yes     Hearing Products
Petaluma, CA
Industrial Building,      $69,975    1      Mita Copystar of America,  70,535      $5.19   Sept, 1999    None     Photocopier
Itasca, IL                                  Inc.                                                                  Distributor
------------------------------------------------------------------------------------------------------------------------------------


         The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's properties:

--------------------------------------------------------------------------------
                                    Gross               Rental
               PROPERTY           Leasable  Year-End   Revenue    Net Effective
                                     Area  Occupancy  Recognized Rent ($/sf/yr)*
--------------------------------------------------------------------------------

Industrial Building in Carson,  CA
----------------------------------
                 1993              115,732    100%      $639,297       $5.52
                 1994              115,732    100%      $641,008       $5.54
                 1995              115,732     89%      $620,300       $6.58
                 1996              115,732    100%      $709,199       $7.08
                 1997              115,732    100%      $752,941       $6.51

Apartment Complex in Frederick, MD
----------------------------------
                 1993              295,074     91%    $2,487,586       $9.16
                 1994              295,074     96%    $2,551,410       $9.25
                 1995              295,074     94%    $2,661,022       $9.57
                 1996              295,074     97%    $2,726,498       $9.70
                 1997              295,074     93%    $2,912,841       $10.50

Industrial Building, Petaluma, CA
---------------------------------
                 1993               35,100    100%      $416,146       $11.86
                 1994               35,100    100%      $416,146       $11.86
                 1995               35,100    100%      $416,146       $11.86
                 1996               35,100    100%      $416,146       $11.86
                 1997               35,100    100%      $429,242       $12.23

Industrial Building, Itasca, IL
-------------------------------
                 1993               70,535    100%      $467,000       $6.62
                 1994               70,535    100%      $475,000       $6.73
                 1995               70,535    100%      $479,000       $6.79
                 1996               70,535    100%      $492,000       $6.98
                 1997               70,535    100%      $462,000       $6.55
--------------------------------------------------------------------------------

* Net effective rent calculation is based on average occupancy during the respective years.

         Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1997:

-----------------------------------------------------------------------------------------------------------------
                                              TENANT AGING REPORT
                Property                    # of Lease        Total              Total          Percentage of
                                           Expirations     Square Feet       Annual Rental       Gross Annual
                                                                                                   Rental*
-----------------------------------------------------------------------------------------------------------------
Industrial Building in Carson,  CA
----------------------------------
                  1998                          4             59,222          $300,204                51%
                  1999                          2             38,227          $196,411                34%
                  2000                          1             18,253           $88,709                15%
                  2001                          0               0                   $0                 0%
                  2002                          0               0                   $0                 0%
                  2003                          0               0                   $0                 0%
                  2004                          0               0                   $0                 0%
                  2005                          0               0                   $0                 0%
                  2006                          0               0                   $0                 0%
                  2007                          0               0                   $0                 0%

Apartment Complex in Frederick, MD
----------------------------------
                  1998                         N/A             N/A                 N/A                N/A
                  1999                         N/A             N/A                 N/A                N/A
                  2000                         N/A             N/A                 N/A                N/A
                  2001                         N/A             N/A                 N/A                N/A
                  2002                         N/A             N/A                 N/A                N/A
                  2003                         N/A             N/A                 N/A                N/A
                  2004                         N/A             N/A                 N/A                N/A
                  2005                         N/A             N/A                 N/A                N/A
                  2006                         N/A             N/A                 N/A                N/A
                  2007                         N/A             N/A                 N/A                N/A

Industrial Building, Petaluma, CA
---------------------------------
                  1998                          0               0                   $0                 0%
                  1999                          0               0                   $0                 0%
                  2000                          0               0                   $0                 0%
                  2001                          0               0                   $0                 0%
                  2002                          1             35,100          $450,333               100%
                  2003                          0               0                   $0                 0%
                  2004                          0               0                   $0                 0%
                  2005                          0               0                   $0                 0%
                  2006                          0               0                   $0                 0%
                  2007                          0               0                   $0                 0%

Industrial Building, Itasca, IL
-------------------------------
                  1998                          0               0                   $0                 0%
                  1999                          1             70,535          $374,160               100%
                  2000                          0               0                   $0                 0%
                  2001                          0               0                   $0                 0%
                  2002                          0               0                   $0                 0%
                  2003                          0               0                   $0                 0%
                  2004                          0               0                   $0                 0%
                  2005                          0               0                   $0                 0%
                  2006                          0               0                   $0                 0%
                  2007                          0               0                   $0                 0%
-----------------------------------------------------------------------------------------------------------------

*  Does not include expenses paid by tenants.

         The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed for purposes of depreciation, and (v) accumulated depreciation.

---------------------------------------------------------------------------------------------------------------------

                                                               Rate of                     Life       Accumulated
           Entity / Property                 Tax Basis       Depreciation     Method     in years    Depreciation
---------------------------------------------------------------------------------------------------------------------
Apartment Complex in Frederick, MD
----------------------------------
Building & Improvements                      $ 2,680,594         N/A         150% DB        15            $1,436,726
Building & Improvements                       10,239,068       3.64%            SL         27.5            2,668,709
                                              ----------                                                   ---------
Total Depreciable Assets                     $12,919,662                                                  $4,105,435

Industrial Building in Petaluma, CA
-----------------------------------
Building & Improvements                       $2,141,214       3.18%            SL         31.5             $444,477
Building Improvements                            295,617       6.67%            SL          15               128,122
                                                --------                                                    --------
Total Depreciable Assets                      $2,436,831                                                    $572,599

Industrial Building in Carson, CA
---------------------------------
Building                                      $3,727,028       2.50%            SL          40              $752,815
                                              ----------                                                    --------
Total Depreciable Assets                      $3,727,028                                                    $752,815

Industrial Building in Itasca, IL
---------------------------------
Building                                      $2,121,478       2.50%            SL          40              $333,084
                                             -----------                                                    --------
Total Depreciable Assets                      $2,121,478                                                    $333,084

Total Depreciable Assets                     $21,204,999                                                  $5,763,933
                                             ===========                                                  ==========
---------------------------------------------------------------------------------------------------------------------

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

Industrial Building in Carson, California
-----------------------------------------

The property is located within the greater Los Angeles industrial market. During 1997, the supply and demand balance in the Los Angeles industrial market remained in equilibrium, while the years of supply grew from 2.2 years in 1996 to 2.7 years in 1997. Net absorption in the Los Angeles County metropolitan area during 1997 was 1.8%, a decrease from the 3.1% recorded in 1996. The 1997 industrial vacancy rate at year-end 1997 was 6.7%, an improvement from the 8.2% rate recorded at the close of 1996. Also indicative of the metro area's improving economy is a falling jobless rate, which recently fell to 6.3%.

Industrial Building, Itasca, Illinois.
-------------------------------------

This industrial building is located in the metropolitan Chicago industrial market, where employment is approximately 1.7% higher than in 1996. The jobless rate at year-end 1997 stood at approximately 4.6%, and labor force growth continues to accelerate. Over the past year, years of supply in the metropolitan Chicago industrial market fell from 6.4 years to 4.3 years. The year-end 1997 industrial vacancy rate is expected to be 10.6%, up from 10.1% recorded at the close of 1996. Available space in the property's submarket, DuPage County, climbed over 400,000 square feet in 1996 to approximately 5.9 million square feet.

Apartment Complex in Frederick, Maryland.
----------------------------------------

This apartment complex is located in the southwestern section of the city of Frederick, Maryland, which is approximately 50 miles from both Washington, D.C. and Baltimore, Maryland. Demand for office space is shifting from northern Virginia toward suburban Maryland, which is prompting office construction in the area. This could have a positive effect on the Frederick apartment market. Average rental rates in the Frederick market increased by approximately 5% - 7% between 1996 and 1997, as businesses continue to move up the I-270 corridor, positively impacting the Frederick market.

Industrial Building, Petaluma, California
-----------------------------------------

The property is located in the Sonoma County industrial market, approximately 40 miles north of San Francisco. Demand for R&D/flex properties continues to be strong in the Sonoma County area. As of September 1997, the Sonoma County industrial market was 4.6% vacant, while Petaluma, the leading submarket, was 2.4% vacant. This rate was a decrease from the 4.0% recorded at year-end 1996. Most of the area's growth has been fueled by growth in telecommunications, software, computer hardware and related service firms.

     However, over the last year, vacancy rates in the market fell from 9.15% at the end of 1996 to approximately 8.4% at year-end 1997. Furthermore, sales activity in Northeast DuPage County during the first half of 1997 was 33% greater than sales activity during the second half of 1996.

Item 3. Legal Proceedings.
        -----------------

           A partner in a joint venture in which the Partnership holds an interest has filed a declaratory judgment action with respect to certain provisions of the joint ventrure agreement. See Item 1.A.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.


                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
        ---------------------------------------------------------------------

        There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

        As of December 31, 1997, there were 6,482 holders of Units.

        The Partnership's Amended and Restated Agreement of Limited
Partnership dated July 28, 1988, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1997, cash distributions paid in 1997 or distributed after year end with respect to 1997 to the Limited Partners as a group totaled $8,111,492, including $4,334,326 of returned capital from the proceeds of a property sale and $968,442 of returned capital from original working capital reserves. For the year ended December 31, 1996, cash distributions paid in 1996 or distributed after year end with respect to 1996 to the Limited Partners as a group totaled $2,062,756.

           Cash distributions exceeded net income in 1997 and 1996 and therefore resulted in a reduction of partners' capital. Cash distributions in 1997 exceeded cash provided by operating activities. Cash distributions in 1996 approximated cash provided by operating activities. Reference is made to the Partnership's Statement of Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.  Selected Financial Data.
         -----------------------

                           For Year             For Year            For Year            For Year             For Year
                           Ended or             Ended or            Ended or            Ended or             Ended or
                             as of                as of               as of               as of                as of
                          12/31/97(1)           12/31/96           12/31/95(2)         12/31/94(3)           12/31/93
                     -----------------------------------------------------------------------------------------------------
Revenues                   $2,688,336          $2,250,424          $2,662,452           $5,885,003          $2,674,282

Net Income (Loss)          $1,588,309          $1,186,133          $(206,204)           $4,677,407          $1,778,797

Net Income (Loss)
per Limited
Partnership Unit           $    32.23          $    24.07          $   (4.18)           $    94.91          $    36.10


Total Assets              $22,706,302         $29,099,680         $30,094,908          $32,766,653         $39,603,994

Total Cash
Distributions
per Limited
Partnership
Unit, including
amounts
distributed
after year end
with respect to
such year                 $    166.26         $     42.28         $     50.00          $    237.73         $     54.74

(1) Revenues and net income in 1997 include a gain of $248,172 on the sale of the Stemmons Industrial property.

(2) Net loss in 1995 includes a provision of $1,500,000 to recognize the impairment of a real estate investment.

(3) Revenues and net income in 1994 include a gain of $2,869,376 on the sale of the Lakewood property.

Item 7
------

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Liquidity and Capital Resources
-------------------------------

         The Partnership completed its offering of units of limited partnership interest in December 1988 and a total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs or retained as working capital reserves. The Partnership currently holds the four investments described in Item 1 hereof. In addition, one investment was sold in each of 1990, 1994 and 1997. Through December 31, 1997, capital of $16,573,771 ($339.71 per limited partnership unit) has been returned to the limited partners; $15,605,329 as a result of sales and $968,442 in 1997, as a result of a discretionary reduction of original working capital previously held in reserves.

         On September 29, 1997, Stemmons Industrial located in Farmers Branch, Texas was sold to an institutional buyer unaffiliated with the Partnership for $4,500,000. The Partnership received net proceeds of $4,334,193, after closing costs, and recognized a gain of $248,172 ($5.04 per limited partnership unit). A disposition fee of $135,000 was accrued but not paid to AEW. On October 29, 1997, the Partnership made a capital distribution of $4,334,326 ($88.84 per limited partnership unit) from the proceeds of the sale. Simultaneously, an additional capital distribution of $968,442 ($19.85 per limited partnership unit) was made from original working capital previously held in reserves.

         At December 31, 1997, the Partnership had $3,538,379 in cash, cash equivalents and short-term investments, of which $536,175 was used for cash distributions to partners on January 29, 1998; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will be primarily cash generated by the Partnership's short-term and real estate investments. Distributions of cash from operations relating to the first three quarters of 1997 were made at the annualized rate of 5.5% on the adjusted capital contribution. The fourth quarter distribution of cash from operations was made at the annualized rate of 6.25% on the weighted average capital contribution. Also during the fourth quarter of 1997, a distribution of $14.98 per limited partnership unit was made from operational cash previously held in reserves. During 1996, quarterly distributions of cash from operations were made at the annualized rate of 5.5% on the adjusted capital contribution.

         The carrying value of real estate investments in the financial statements at December 31, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1997, the appraised value of each of the Partnership's real estate investments exceeded their related carrying value by an aggregate of approximately $8,558,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in normal business operations. The Managing General Partner and its affiliates are assessing the modifications or replacements of its software that may be necessary for its computer systems to function properly with respect to the dates in the year 2000 and thereafter. The general partner and its affiliates do not believe that the cost of either modifying existing software or converting to new software will be significant or that the Year 2000 Issue will pose significant operational problems.

Results of Operations
---------------------

         Form of Real Estate Investments

         The Wilmington Industrial investment is a wholly-owned property. Effective July 1, 1994, the Stemmons Industrial joint venture investment was converted to a wholly-owned property and subsequently sold in September 1997. The remaining investments in the portfolio are joint ventures.

         Operating Factors

         The Partnership's three industrial properties (Prentiss Copystar, Wilmington and White Phonic) were 100% leased at December 31, 1997 and December 31, 1996.

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

         Occupancy at Waterford Apartments, the Partnership's multi-family residential property, was at 93% occupancy at December 31, 1997, down from 97% at December 31, 1996.

         Investment Activity

         Interest income on cash equivalents and short-term investments increased by approximately $7,000 compared to 1996 due primarily to higher average investment balances as a result of the temporary investment of the receipt of the Stemmons Industrial sales proceeds. Interest income on short-term investments and cash equivalents decreased between 1996 and 1995, due primarily to lower average investment balances and lower average yields.


         1997 Compared to 1996

         Exclusive of net losses from operations from Stemmons Industrial of ($172,798) in 1997 and ($242,558) in 1996, total real estate operations for 1997 was $1,698,187, an increase from $1,567,860 for the comparable period of 1996. Operating results at Waterford Apartments increased by $142,000 primarily due to higher rental rates combined with a decrease in depreciation expense related to personal property that became fully depreciated. These improvements in operating results were partially offset by an increase in property operating expenses primarily due to increases in salary expense and real estate taxes. Operating results at Prentiss also improved, by approximately $29,000, due to a reduction in real estate taxes combined with a decrease in amortization expense related to leasing commissions that became fully amortized. Conversely, operating income at Wilmington decreased approximately $55,000, primarily due to higher legal expenses and an allowance for bad debt associated with long outstanding tenant receivables. Depreciation expense also increased due to the addition of tenant improvements in the second half of 1996.

         Cash flow from operations did not change significantly between the two periods ended December 31, 1997 and December 31, 1996.

         1996 Compared to 1995

         Total real estate operations for 1996 was $1,325,302, a decrease from $1,432,144 for 1995, exclusive of the investment valuation allowance in 1995. Operating income at Stemmons Industrial decreased $491,000 due to lower rental revenue and higher expenses as a result of the property being vacant for the majority of 1996. This decrease was partially offset by an increase in operating income of $364,000 from Wilmington Industrial due to the increase in occupancy, combined with lower depreciation and amortization expense since certain assets had been fully depreciated.

         Cash flow from operations decreased by $523,000 from 1995 to 1996. This decrease was largely consistent with the investment results discussed above, combined with changes in property working capital.

Portfolio Expenses

         The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General

Partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

         1997 Compared to 1996

         The Partnership management fee increased approximately $75,000 between 1997 and 1996 due to management fees incurred due to a special distribution of previously undistributed operating reserves, and to the increase in the fourth quarter 1997 distribution rate. General and administrative expenses decreased approximately $22,000 primarily due to a decrease in professional fees for 1997 which was the result of a reduction in accounting, legal and appraisal fees.

         1996 Compared to 1995

         The Partnership management fee decreased approximately $38,000 between 1996 and 1995 due to a decrease in distributable cash flow. General and administrative expenses did not change significantly between the two years.


Inflation
---------

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

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

         See the Financial Statements of the Partnership included as a part of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

         The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                   PART III
                                   --------

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

         (a) and (b) Identification of Directors and Executive Officers.
                     --------------------------------------------------

         The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1997.

Name                           Position(s) with the Managing General Partner                            Age
----                           ---------------------------------------------                            ---
Wesley M. Gardiner, Jr.        President, Chief Executive Officer and Director                          39
Pamela J. Herbst               Vice President and Director                                              42
J. Grant Monahon               Vice President                                                           52
James J. Finnegan              Vice President                                                           37
Karin J. Lagerlund             Treasurer and Principal Financial and Accounting Officer                 33

           (c)    Identification of Certain Significant Employees.
                  -----------------------------------------------

                  None.

           (d)    Family Relationships.
                  --------------------

                  None.

           (e)    Business Experience.
                  -------------------

                  The Managing General Partner was incorporated in Massachusetts on October 13, 1997. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

Wesley M. Gardiner, Jr. joined AEW Real Estate Advisors, Inc. ("AEW") , formerly known as Copley Real Estate Advisors, Inc., in 1990 and has been a Vice President at AEW since January, 1994. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"). From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

Pamela J. Herbst directs AEW Capital Management's Portfolio Advisory Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc., where she held various senior level positions in asset and portfolio management, acquisitions and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

James J. Finnegan is the Assistant General Counsel of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of law (J.D.).

Karin J. Lagerlund directs the Advisory Services Portfolio Accounting Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years experience in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).

(f)  Involvement in Certain Legal Proceedings.
     ----------------------------------------

                  None.

Item 11.  Executive Compensation.
          ----------------------

         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1, 2 and 6 of Notes to Financial Statements.

    The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1997:

                                                                     Amount of
                                                                    Compensation
                                                                         and
Receiving Entity                     Type of Compensation          Reimbursement
----------------                     --------------------          -------------
General Partners                     Share of Distributable Cash    $  28,371

AEW Real Estate Advisors, Inc.       Management Fees and              297,618
                                     Expense Reimbursements

New England Securities Corporation   Servicing Fees and                 9,669
                                     Expense Reimbursement

Back Bay Advisors, L.P.              Short-term Investment              5,200
                                     Advisory Services
                                                                    ---------
                                     TOTAL:                         $ 340,858
                                                                    =========

     For the year ended December 31, 1997, the Partnership allocated $17,977 of taxable income to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

 (a) Security Ownership of Certain Beneficial Owners
     -----------------------------------------------

    No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1997. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

    Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

(b) Security Ownership of Management.
    ---------------------------------

    The General Partners of the Partnership owned no Units at December 31, 1997.

(c) Changes in Control.
    -------------------

    There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

The Partnership has no relationships or transactions to report other than as reported in Item 11, above.


                                     PART IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K.
          -------------------------------------------------------

      (a) The following documents are filed as part of this report:

              (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedule, and Financial Statements Index No. 2 are filed as part of this Annual Report.

              (2) Financial Statement Schedules--The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule is filed as part of this Annual Report.

              (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

      (b) Reports on Form 8-K. During the last quarter of the year ending December 31, 1997, the Partnership filed one Current Report on Form 8-K dated October 8, 1997, reporting on Items No. 2 (Acquisition or Disposition of Assets) and No. 7 (Financial Statements and Exhibits), relating in both cases to the Stemmons Industrial property sale.

      (c) Reports on Form 8-K/A. The partnership filed one Current Report on Form 8-K/A dated November 26, 1997 reporting on Items No. 2 (Acquisition or Disposition of Assets) and No. 7 (Financial Statements and Exhibits), relating in both cases to the Stemmons Industrial property sale.

                         COPLEY PENSION PROPERTIES VI;

                       A REAL ESTATE LIMITED PARTNERSHIP




                             Financial Statements


                            * * * * * * * * * * * *



                               December 31, 1997

                         COPLEY PENSION PROPERTIES VI;
                         ----------------------------
                       A REAL ESTATE LIMITED PARTNERSHIP
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                  ------------------------------------------





Report of Independent Accountants

Financial Statements:

         Balance Sheets - December 31, 1997 and 1996

         Statements of Operations - Years ended December 31, 1997, 1996 and 1995

         Statements of Partners' Capital (Deficit) - Years ended December 31, 1997, 1996 and 1995

         Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

         Notes to Financial Statements

Financial Statement Schedule:

         Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997, 1996 and 1995

                       Report of Independent Accountants
                       ---------------------------------

To the Partners

Copley Pension Properties VI;
A Real Estate Limited Partnership

In our opinion, based upon our audits and the reports of other auditors for the years ended December 31, 1977, 1996 and 1995, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Pension Properties VI; A Real Estate Limited Partnership (the "Partnership") at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Sixth Copley Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's Waterford Apartments and White Phonic joint venture investees (collectively, the "Ventures") for the years ended December 31, 1996 and 1995, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for the Ventures aggregated $1,002,020 and $1,021,252 for the years ended December 31, 1996 and 1995, respectively. We also did not audit the financial statements of the Partnership's Prentiss/Copley Itasca Associates joint venture investee for the year ended December 31, 1995, which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for Prentiss/Copley Itasca Associates aggregated $143,434 for the year ended December 31, 1995. We also did not audit the financial statements of 21136 Wilmington Avenue, a wholly-owned property, for the years ended December 31, 1996 and 1995, which statements reflect total revenues of $746,004 and $625,282, for the years ended December 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for the Ventures for the years ended December 31, 1995 and 1994, for equity in joint venture income for Prentiss/Copley Itasca Associates for the year ended December 31, 1995, and for the amounts for 21136 Wilmington Avenue for the years ended December 31, 1996 and 1995, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1997, 1996 and 1995 provide a reasonable basis for the opinion expressed above.


/s/  Price Waterhouse LLP
-------------------------
Boston, Massachusetts
March 22, 1998

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                                          December 31,
                                                   ----------------------------
                                                       1997            1996
                                                   -------------  -------------
Assets

Real estate investments:
   Joint ventures                                  $  14,966,370  $  15,479,056
   Property, net                                       4,201,553      8,350,231
                                                   -------------  -------------
                                                      19,167,923     23,829,287

Cash and cash equivalents                              2,105,728      3,076,103
Short-term investments                                 1,432,651      2,194,290
                                                   -------------  -------------
                                                   $  22,706,302  $  29,099,680
                                                   =============  =============

Liabilities and Partners' Capital

Accounts payable                                   $      92,737  $      86,347
Accrued management fee                                    53,028         51,517
Deferred disposition fees                                717,677        582,677
                                                   -------------  -------------
Total liabilities                                        863,442        720,541
                                                   -------------  -------------

Partners' capital (deficit):
   Limited partners ($660.29 and $768.98 per
   Unit, respectively; 160,000 units authorized;
   48,788 units issued and outstanding)               21,891,360     28,415,303
   General partners                                      (48,500)       (36,164)
                                                   -------------  -------------
Total partners' capital                               21,842,860     28,379,139
                                                   -------------  -------------
                                                   $  22,706,302  $  29,099,680

               (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                Year ended December 31,
                                       ----------------------------------------
                                          1997           1996           1995
                                       -----------    -----------   -----------

Investment Activity

Property rentals                       $   813,691    $   818,078   $ 1,187,128
Property operating expenses               (374,736)      (369,959)     (399,757)
Depreciation and amortization             (264,913)      (286,940)     (533,107)
                                       -----------    -----------   -----------
                                           174,042        161,179       254,264

Joint venture earnings                   1,351,347      1,164,123     1,164,686
Investment valuation allowance                --             --      (1,500,000)
                                       -----------    -----------   -----------

   Total real estate operations          1,525,389      1,325,302       (81,050)

Gain on sales of property                  248,172           --          13,194
                                       -----------    -----------   -----------


   Total real estate activity            1,773,561      1,325,302       (67,856)

Interest on cash equivalents
   and short-term investments              275,126        268,223       297,444
                                       -----------    -----------   -----------

   Total investment activity             2,048,687      1,593,525       229,588
                                       -----------    -----------   -----------

Portfolio Expenses

Management fee                             280,592        206,070       243,696
General and administrative                 179,786        201,322       192,096
                                       -----------    -----------   -----------
                                           460,378        407,392       435,792
                                       -----------    -----------   -----------

Net Income (Loss)                      $ 1,588,309    $ 1,186,133   $  (206,204)
                                       ===========    ===========   ===========

Net income (loss) per limited
   partnership unit                    $     32.23    $     24.07   $     (4.18)
                                       ===========    ===========   ===========

Cash distributions per limited
   partnership unit                    $    165.95    $     44.21   $     50.00
                                       ===========    ===========   ===========

Number of limited partnership
   units outstanding during the year        48,788         48,788        48,788
                                       ===========    ===========   ===========


               (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                      Year ended December 31,
                                   -----------------------------------------------------------------------------------------
                                                   1997                        1996                             1995
                                            -----------------            -----------------             ---------------------

                                         General          Limited      General         Limited       General         Limited
                                        Partners         Partners     Partners        Partners      Partners        Partners
                                        --------         --------     --------        --------      --------        --------
Balance at beginning
     of year                       $    (36,164)     $28,415,303  $   (26,238)    $ 29,397,948     $     464       $32,041,490

Cash distributions                      (28,219)      (8,096,369)     (21,787)      (2,156,917)      (24,640)       (2,439,400)

Net income (loss)                        15,883        1,572,426       11,861        1,174,272        (2,062)         (204,142)
                                   ------------   --------------  -----------     ------------     ---------       -----------

Balance at end
     of year                       $    (48,500)  $   21,891,360  $   (36,164)    $ 28,415,303     $ (26,238)      $29,397,948
                                   ============   ==============  ===========     ============     =========       ===========


               (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                                   Year ended December 31,
                                                               --------------------------------------------------------------------
                                                                            1997                      1996                     1995
                                                               ------------------         -----------------       -----------------
Cash flows from operating activities:
   Net income (loss)                                           $       1,588,309          $      1,186,133                $(206,204)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
      Depreciation and amortization                                      264,913                   286,940                  533,107
      Equity in joint venture income                                  (1,351,347)               (1,164,123)              (1,164,686)
      Cash distributions from joint ventures                           1,849,700                 1,871,702                1,841,184
      Gain on sales of property                                         (248,172)                        -                  (13,194)
      Investment valuation allowance                                           -                         -                1,500,000
      Increase in deferred leasing costs and
       other assets                                                         (556)                  (34,104)                 (11,731)
      (Increase) decrease in investment income
        receivable                                                        (1,152)                  (16,876)                   1,244
      (Increase) decrease in property working capital                    (52,369)                  (84,903)                  86,916
      Increase (decrease) in operating liabilities                         7,903                    (2,657)                  (1,501)
                                                               -----------------          ----------------        -----------------
        Net cash provided by operating activities                      2,057,229                 2,042,112                2,565,135
                                                               -----------------          ----------------        -----------------

Cash flows from investing activities:
   Investment in property                                                      -                  (132,458)                 (12,014)
   Net proceeds from sale of investment                                4,199,193                         -                   13,194
   Deferred disposition fee                                              135,000                         -                       -
   Decrease (increase) in short-term
      investments, net                                                   762,791                   347,219               (1,757,244)
                                                               -----------------          ----------------        -----------------
      Net cash provided by (used in)
        investing activities                                           5,096,984                   214,761               (1,756,064)
                                                               -----------------          ----------------        -----------------

Cash flows from financing activity:
   Distributions to partners                                          (8,124,588)               (2,178,704)              (2,464,040)
                                                               ------------------         ----------------        -----------------
      Net cash used in financing activity                             (8,124,588)               (2,178,704)              (2,464,040)
                                                               ------------------         ----------------        -----------------

Net increase (decrease) in cash and
   cash equivalents                                                     (970,375)                   78,169               (1,654,969)


Cash and cash equivalents:
   Beginning of year                                                   3,076,103                 2,997,934                4,652,903
                                                               -----------------          ----------------        -----------------
   End of year                                                 $       2,105,728          $      3,076,103               $2,997,934



               (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business
----------------------------------

         General
         -------

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

         The Managing General Partner of the Partnership is Sixth Copley Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is GCOP Associates Limited Partnership, a Massachusetts limited partnership. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

         On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC") a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich, Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW operations"). Simultaneously, a new entity, AEW Capital Management, L.P., was formed into which NEIC contributed its interest in Copley and its affiliates. As a result, the AEW operations were combined with Copley to form the business operations of AEW Capital Management, L.P. At year end 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. As such, at December 31, 1997, AEW Capital Management, L.P. is wholly owned by NEIC Operating Partnership, L.P. AEW is a subsidiary of AEW Capital Management, L.P.

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

         Management
         ----------

         AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash from operations, as defined, before deducting such fees. The deferred management fees of $112,441 incurred through 1990 were paid to the advisor in September 1994 with a portion of the proceeds from the sale of Lakewood Apartments. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($17,026 in 1997, $21,352 in 1996, and $23,012 in 1995). Acquisition fees were paid in an amount equal to 2% of the gross proceeds from the offering, at the time commitments were initially funded. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Deferred disposition fees were $717,677 and $582,677 at December 31, 1997 and 1996, respectively.

         New England Securities Corporation ("NESC"), an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $9,669, $9,211 and $8,493 in 1997, 1996 and 1995, respectively. Fees to Back Bay Advisors, L.P., a wholly-owned subsidiary of NEIC, for short-term investment advisory services totaled $5,200, $6,278 and $5,047, for the same annual periods.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

         Accounting Estimates
         --------------------

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

         Real Estate Joint Ventures
         --------------------------

         Investments in joint ventures including loans, which are in substance real estate investments, are stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Currently, the Partnership records an amount equal to 100% of the operating results of each joint venture, after the elimination of all inter-entity transactions, except for the two ventures which include an affiliate of the Partnership, which has substantial economic equity in the respective projects.

         Property
         --------

         Property includes land and buildings, which are stated at cost less accumulated depreciation, and other operating net assets (liabilities). The Partnership's initial carrying value of a property previously owned by a joint venture equals the Partnership's carrying value of the prior investment on the conversion date.

         Capitalized Costs, Depreciation and Amortization
         ------------------------------------------------

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

         Realizability of Real Estate Investments
         ----------------------------------------

         The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows generated from the operations and disposition of the property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments held for sale, the impairment loss also includes estimated costs of sale. Property held for sale is not depreciated during the holding period.

         Carrying value may be greater or less than current appraised value. At December 31, 1997, the appraised values of investments exceeded the related carrying value by an aggregate of approximately $8,558,000. At December 31, 1996, the carrying value of one investment exceeded its appraised value by $260,000. The remaining investments had appraised values which exceeded the related carrying values by an aggregate of $5,700,000.

         The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

         Cash Equivalents and Short-Term Investments
         -------------------------------------------

         Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

         The Partnership has the positive intent and ability to hold all investments to maturity; therefore, short-term investments are carried at cost, plus accrued interest which approximates market value. At December 31, 1997 and 1996, all investments were in commercial paper with less than seven and five months, respectively, remaining to maturity.

         Organization Costs
         ------------------

         Costs incurred in connection with organizing the Partnership were capitalized and have been amortized using the straight-line method over five years.

         Deferred Disposition Fees
         -------------------------

         Disposition fees due to AEW related to sales of investments are included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus stipulated returns thereon.

         Income Taxes
         ------------

         A partnership is not liable for income taxes and, therefore, no provision for income taxes is made in the financial statements of the Partnership. A proportionate share of the Partnership's income is reportable on each partner's tax return.

         Per Unit Computations
         ---------------------

         Per unit computations are based on the number of units of limited partnership interest outstanding during the year. The actual per unit amount will vary by partner depending on the date of admission to, or withdrawal from, the Partnership.

         Effective January 1, 1998, the Partnership adopted FAS 128 "Earnings per Share," which simplifies the standards of reporting earnings per share (EPS) previously found in APB No. 15. It provides guidance on the computation and disclosure of basic and diluted EPS and requires restatement of prior periods for comparative purposes. The adoption of FAS 128 did not have a material impact on the Partnership's financial statements.

         Reclassifications
         -----------------

         Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

Note 3 - Real Estate Joint Ventures
-----------------------------------

         The Partnership had invested in seven real estate joint ventures, organized as general partnerships with a real estate management/development firm and, in three cases, with an affiliate of the Partnership. One joint venture sold its property in 1990; another joint venture investment was restructured into a wholly-owned property in 1991. During 1994, the Lakewood joint venture sold its property and the Stemmons Industrial investment was converted to a wholly-owned property and subsequently sold in 1997. The Partnership has committed to make capital contributions to the ventures, which are generally subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The joint venture agreements provide for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of their ownership share in the event a venture partner does not contribute proportionately.

         The respective real estate management/development firm is responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The real estate management/development firm, or its affiliates, also provides various services to the respective joint venture for a fee.

         The following is a summary of cash invested in joint ventures, net of returns of capital and excluding acquisition fees:

                        Preferential
     Investment/           Rate of     Ownership             December 31,
     Location              Return      Interest          1997            1996
     --------              ------      --------         ------          -----

Waterford Apartments
  Frederick, MD            10.09%      48.75%     $ 14,099,978     $ 14,099,978

White Phonic
  Petaluma, CA              10.0%         50%     $  3,281,963     $  3,281,963

Prentiss Copystar
  Itasca, IL                11.0%      51.75%     $  2,232,848     $  2,232,848

         Waterford Apartments
         --------------------

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

         White Phonic
         ------------

         On April 30, 1990, the Partnership entered into a joint venture with an affiliate of William C. White and George Vila to develop and operate an office/industrial building. The Partnership committed to make a maximum capital contribution of $3,450,000. During the first ten years, up to 1% of the preferential return may be deferred to the extent payments cannot be made from operating and extraordinary cash flow. Future minimum rents due to the venture under non-cancelable operating leases are: $450,333 in 1998; $459,108 in 1999; $468,936 in 2000; $475,956 in 2001 and $488,241 in 2002.

         Prentiss Copystar
         -----------------

         On May 23, 1991, the Partnership entered into a joint venture with an affiliate of Prentiss Properties, Ltd., and an affiliate of the Partnership, to develop and operate an industrial facility. The Partnership and its affiliate collectively have a 75% interest in the joint venture. The Partnership committed to make a maximum capital contribution of $2,300,000. The preferential return related to $690,000 is payable currently only to the extent of available cash flow. If $1,610,000, or any portion thereof, is returned to the Partnership between the second and tenth anniversary of the joint venture agreement, the return will be increased by an amount sufficient to preserve the stipulated rate of return through the tenth anniversary. Future minimum rents due to the venture under a non-cancelable operating lease are: $366,000 in 1998; and $281,000 in 1999.

         Sale of Lakewood
         ----------------

         On August 12, 1988, the Partnership entered into a joint venture with an affiliate of Evans Withycombe Company, and an affiliate of the Partnership, to develop and operate an apartment complex. The Partnership and its affiliate collectively had a 65% interest in the joint venture. The Partnership made capital contributions totaling $6,731,182.

         On August 17, 1994, the joint venture sold its property. After closing costs, the Partnership received its share of the sale proceeds of $9,131,207 and recognized a gain of $2,869,376 ($58.23 per limited partnership unit). At that time, the Partnership also received a preferential return payment of $237,880. A disposition fee of $318,677 was accrued but not paid to AEW. On September 15, 1994, the Partnership made a capital distribution of $8,920,886 ($182.85 per limited partnership unit) from the proceeds of this sale. An additional $13,194 was received in 1995 in final settlement of this sale.

Summarized Financial Information
--------------------------------

         The following summarized financial information is presented in the aggregate for the joint ventures:

                             Assets and Liabilities
                             ----------------------

                                                                       December 31,
                                                    --------------------------------------------------
                                                             1997                      1996
                                                        ---------------           ---------------
Assets
  Real property, at cost less
    accumulated depreciation
    of $6,910,873 and
    $6,158,575, respectively                       $        16,461,895        $        17,199,404
  Other                                                      1,029,387                    739,700
                                                   -------------------        -------------------
                                                            17,491,282                 17,939,104

Liabilities                                                    379,809                    235,655
                                                   -------------------        -------------------

Net assets                                         $        17,111,473        $        17,703,449
                                                   ===================        ===================

                              Results of Operations
                              ---------------------

                                                                       Year ended December 31,
                                                   ----------------------------------------------------------
                                                         1997                 1996                1995
                                                   -----------------    -----------------   -----------------
Revenue:
  Rental income                                    $       3,883,758    $       3,720,730   $       3,622,286
  Interest and other income                                    6,410                7,842               7,098
                                                   -----------------    -----------------   -----------------
                                                           3,890,168            3,728,572           3,629,384
                                                   -----------------    -----------------   -----------------

Expenses:
  Operating expenses                                       1,395,823            1,367,708           1,217,644
  Depreciation and amortization                              766,748              878,016             907,276
                                                   -----------------    -----------------   -----------------
                                                           2,162,571            2,245,724           2,124,920
                                                   -----------------    -----------------   -----------------

Net income                                         $       1,727,597    $       1,482,848   $       1,504,464
                                                   =================    =================   =================

         Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to three investments) its affiliates on behalf of their various financing arrangements with the joint ventures.

Note 4 - Property
-----------------

         On July 18, 1988, the Partnership entered into a joint venture with an affiliate of The Hewson Company to acquire and operate an industrial building known as Wilmington Industrial in Carson, California. The Partnership made capital contributions totaling $7,774,402. During 1991, when the venture partner did not fund its proportionate share of the cash flow deficit, the Partnership's ownership interest increased to 100%.

         On December 7, 1988, the Partnership entered into a joint venture with an affiliate of The Trammell Crow Company to acquire, rehabilitate and operate an industrial building known as Stemmons Industrial in Farmers Branch, Texas. The Partnership made a capital contribution of $5,307,504. Effective July 1, 1994 this joint venture was dissolved and the venture partner's interest was assigned to the Partnership. Accordingly, as of this date, the investment has been accounted for as a wholly-owned property.

         On September 29, 1997, the Partnership sold the Stemmons Industrial property for a gross sales price of $4,500,000. The Partnership received net proceeds of $4,334,193, after closing costs, and recognized a gain of $248,172 ($5.04 per limited partnership unit). A disposition fee of $135,000 was accrued but not paid to AEW. On October 30, 1997, the Partnership made a capital distribution of $4,334,326 ($88.84 per limited partnership unit) from the proceeds of the sale.

         The following is a summary of the Partnership's investment in property (one at December 31, 1997 and two at December 31, 1996):



                                                     December 31,
                                    ------------------------------------------
                                          1997                       1996
                                    ---------------            ---------------
Land                                $     2,770,056            $     3,408,203
Buildings, improvements and
  other capitalized costs                 4,894,641                  8,869,433
Impairment provision                     (1,500,000)                (1,500,000)
Accumulated depreciation and
  amortization                           (1,918,953)                (2,330,843)
Net operating liabilities                   (44,191)                   (96,562)
                                    ---------------            ---------------
                                    $     4,201,553            $     8,350,231
                                    ===============            ===============

         The Wilmington Industrial building is being depreciated over 30 years and capitalized improvements are being depreciated over seven years. The building and improvements at Stemmons Industrial were depreciated over 25 years, beginning July 1, 1994.

         Tenant leases provide for minimum rents, subject to adjustment as stated in each lease. Tenants are also obligated to reimburse their pro-rata share of operating expenses. The minimum rents due under non-cancelable operating leases at Wilmington Industrial are as follows: $469,000 in 1998; $285,000 in 1999; $47,000 in 2000.

Note 5 - Income Taxes
---------------------

         The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:


                                              Year ended December 31,
                                  ----------------------------------------------
                                      1997             1996            1995
                                  -------------   --------------   -------------

Net income (loss) per financial
  statements                        $1,588,309      $1,186,133      $ (206,204)
Timing differences:
    Joint venture earnings              33,639         288,647         276,972
    Property rentals                    12,550         (15,318)        (24,245)
    Depreciation                        49,547         (28,769)        131,752
    Expenses                            14,332          10,749          14,332
    Gain on sale                        99,284              -               -
    Valuation allowance                      -              -        1,500,000
                                  -------------   --------------   -------------
Taxable income                      $1,797,661      $1,441,442      $1,692,607
                                  =============   ==============   =============

Note 6 - Partners' Capital
--------------------------

         Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

         Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. The adjusted capital contribution per limited partnership unit was reduced from $1,000 to $951.83 during 1990, from $951.83 to $768.98 during 1994, and from $768.98 to $660.29 during 1997. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Losses from a sale, and income from a sale if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

Note 7 - Litigation
-------------------------

         On February 11, 1998, Frederick Bozzuto Limited Partnership filed a declaratory judgment action in the Circuit Court for Baltimore County. The Partnership and Affiliate had declared that an impasse under the joint venture agreement existed because of a disagreement between the Partnership and the Affiliate, on the one hand, and Frederick Bozzuto Limited Partnership, on the other hand, with respect to the contents of the business plan to be adopted by the joint venture for 1998. The Partnership and the Affiliate had sought to effect the dissolution of the joint venture pursuant to the terms of the joint venture agreement. The declaratory judgment action asks the Court to hold that no impasse (and, hence, no right to dissolve the joint venture) can exist with respect to a disagreement over the contents of the annual business plan of the joint venture.

Note 8 - Subsequent Event
-------------------------

         Distributions of cash from operations relating to the quarter ended December 31, 1997 were made on January 29, 1998 in the aggregate amount of $536,175 ($10.88 per limited partnership unit).

                         COPLEY PENSION PROPERTIES VI,
                       A REAL ESTATE LIMITED PARTNERSHIP

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              AT DECEMBER 31, 1997

                                                                                          GROSS AMOUNT AT WHICH
                                                                                           CARRIED AT CLOSE OF
                    INITIAL COST TO THE PARTNERSHIP  COSTS SUBSEQUENT TO ACQUISITION              PERIOD
                    ------------------------------- -----------------------------------  ------------------------
                                BUILDINGS,
                               IMPROVEMENTS                                                          BUILDINGS,
                                AND OTHER    OTHER               CHANGE IN                          IMPROVEMENTS,  OTHER
                                 CAPITAL      NET   CAPITALIZED  OTHER NET   VALUATION                AND OTHER     NET
    DESCRIPTION        LAND       COSTS     ASSETS  IMPROVEMENTS  ASSETS     ALLOWANCE      LAND    CAPITAL COSTS  ASSETS
    -----------     ---------- ------------ ------- ------------ ---------  -----------  ---------- ------------- --------
 CARSON, CA (See
 Note A)

 Industrial
 bldg............   $2,770,056  $4,380,463  $ 8,285   $514,169   $(52,478)  $(1,500,000) $2,770,056  $3,394,632   $(44,193)

 DALLAS, TX (See
 Note A)

 Industrial
 bldg............   $  638,147  $3,966,791  $46,661   $  8,581   $(46,672)          --   $  638,147  $3,975,372   $    (11)
                    ----------  ----------  -------   --------   --------   -----------  ----------  ----------   --------
 Total wholly-
 owned property..   $3,408,203  $8,347,254  $54,946   $522,750   $(99,150)  $(1,500,000) $3,408,203  $7,370,004   $(44,204)
                    ==========  ==========  =======   ========   ========   ===========  ==========  ==========   ========

 ITASCA, IL

 51.75% interest
 in Prentiss
 Copley/Itasca
 Assoc. J/V......   ................................................   See Note B   ................................................
 Develop and
 operate an
 industrial
 building

 FREDERICK, MD

 48.75% interest
 in Frederick
 Partners Joint
 Venture.........   ................................................   See Note B   ................................................
 Develop and
 operate an
 apartment
 complex

 PETALUMA, CA

 50% interest in
 White Phonic
 Associates Joint
 Venture.........   ................................................   See Note B   ................................................
 Develop and
 operate an
 industrial
 building
                    ----------  ----------  -------   --------   --------   -----------  ----------  ----------   --------
 TOTAL JOINT
 VENTURE
 INVESTMENTS:....
                    ==========  ==========  =======   ========   ========   ===========  ==========  ==========   ========
                    DISPOSAL OF              ACCUM. DEPR.   STATUS OF     DATE   DEPRECIABLE
    DESCRIPTION        ASSET        TOTAL      & AMORT.    CONSTRUCTION ACQUIRED    LIFE
    -----------     ------------ ----------- ------------- ------------ -------- -----------
 CARSON, CA (See
 Note A)

 Industrial
 bldg............                $ 6,120,495 $ (1,918,942)   Completed   7/18/88    30 Years
                                                                  1990
 DALLAS, TX (See
 Note A)

 Industrial
 bldg............   $(4,613,508) $         0 $          0    Completed   12/7/88    40 Years
                    ------------ ----------- ------------         1989
 Total wholly-
 owned property..   $(4,613,508) $ 6,120,495 $ (1,918,942)
                    ============ =========== ============

 ITASCA, IL

 51.75% interest
 in Prentiss
 Copley/Itasca
 Assoc. J/V......                  1,711,204          N/A    Completed   05/20/91   35 Years
 Develop and                                                      1991
 operate an
 industrial
 building

 FREDERICK, MD

 48.75% interest
 in Frederick
 Partners Joint
 Venture.........                 10,163,029          N/A    Completed   03/20/89 27.5 Years
 Develop and                                               Ph I - 1990
 operate an                                                Ph I - 1991
 apartment
 complex

 PETALUMA, CA

 50% interest in
 White Phonic
 Associates Joint
 Venture.........                  3,092,137          N/A    Completed   04/30/90   40 Years
 Develop and                                                      1991
 operate an
 industrial
 building
                    ------------ -----------
 TOTAL JOINT
 VENTURE
 INVESTMENTS:....                $14,966,370
                    ============ ===========

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION - WHOLLY OWNED PROPERTY
SCHEDULE III NOTE A
AT DECEMBER 31, 1997


                                   Balance    Conversion to    Additions to                                      Change in
                                   as of      Wholly-Owned        Lease       Additions to     Write Down    Property Working
Description                        1/1/95       Property       Commissions      Property       of Property        Capital
------------------------------------------------------------------------------------------------------------------------------------
Stemmons                          4,558,688              0        7,791                  0              0          (113,055)

Hewson/Wilmington                 7,434,096              0        3,940             12,014     (1,500,000)           26,139

                               -----------------------------------------------------------------------------------------------------
Total Wholly-Owned Property      11,992,784              0       11,731             12,014     (1,500,000)          (86,916)
                               =====================================================================================================


                                   Balance    Conversion to    Additions to                                      Change in
                                   as of      Wholly-Owned        Lease       Additions to     Write Down    Property Working
Description                        1/1/96       Property       Commissions      Property       of Property        Capital
------------------------------------------------------------------------------------------------------------------------------------

Stemmons                          4,453,424              0            0                  0              0            58,493

Hewson/Wilmington                 5,976,189              0       34,103            132,459              0            26,410

                               -----------------------------------------------------------------------------------------------------
Total Wholly-Owned Property      10,429,613              0       34,103            132,459              0            84,903
                               =====================================================================================================


                                   Balance    Conversion to    Additions to                                      Change in
                                   as of      Wholly-Owned        Lease       Additions to     Write Down    Property Working
Description                        1/1/97       Property       Commissions      Property       of Property        Capital
------------------------------------------------------------------------------------------------------------------------------------
Stemmons                          4,511,917              0            0                  0              0           101,591

Hewson/Wilmington                 6,169,161              0          556                  0                          (49,222)

                               -----------------------------------------------------------------------------------------------------
Total Wholly-Owned Property      10,681,078              0          556                  0              0            52,369
                               =====================================================================================================



                                                 Balance      12/31/94          1995         12/31/95        1995
                                 Disposal         as of     Accumulated     Depreciation    Accumulated    Disposal    Balance per
Description                      of Asset       12/31/95    Depreciation      Expense      Depreciation    of Asset  G/L @ 12/31/95
------------------------------------------------------------------------------------------------------------------------------------

Stemmons                              0      4,453,424        209,315       (186,427)        395,742           0      4,057,682

Hewson/Wilmington                     0      5,976,189      1,330,148       (332,348)      1,662,496           0      4,313,693

                             ------------------------------------------------------------------------------------------------------
Total Wholly-Owned Property           0     10,429,613      1,539,463       (518,775)      2,058,238           0      8,371,375
                             ======================================================================================================


                                                 Balance      12/31/95          1996         12/31/96        1996
                                 Disposal         as of     Accumulated     Depreciation    Accumulated    Disposal    Balance per
Description                      of Asset       12/31/96    Depreciation       Expense     Depreciation    of Asset  G/L @ 12/31/96
---------------------------  ------------------------------------------------------------------------------------------------------
Stemmons                              0      4,511,917        395,742       (152,416)        548,158           0      3,963,759

Hewson/Wilmington                     0      6,169,161      1,662,496       (120,192)      1,782,688           0      4,386,473

                             ------------------------------------------------------------------------------------------------------
Total Wholly-Owned Property           0     10,681,078      2,058,238       (272,608)      2,330,846           0      8,350,232
                             ======================================================================================================


                                                Balance      12/31/96          1997         12/31/97        1997
                                 Disposal        as of      Accumulated     Depreciation    Accumulated    Disposal    Balance per
Description                      of Asset      12/31/97     Depreciation   Amort/Expense   Depreciation    of Asset  G/L @ 12/31/97
------------------------------------------------------------------------------------------------------------------------------------
Stemmons                     (4,613,508)             0        548,158        (114,312)       662,470       (662,470)            0

Hewson/Wilmington                     0      6,120,495      1,782,688        (136,254)     1,918,942              0     4,201,553

                             -------------------------------------------------------------------------------------------------------
Total Wholly-Owned Property  (4,613,508)     6,120,495      2,330,846       (250,566)      2,581,412       (662,470)    4,201,553
                             =======================================================================================================

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP
SCHEDULE III    NOTE B - JOINT VENTURES
AT DECEMBER 31, 1997

                                                        BALANCE                                                         BALANCE
                                                         AS OF      EQUITY IN   1995 AMORTIZATION      CASH              AS OF
                                      PERCENT OF      DECEMBER 31,   INCOME/       OF DEFERRED     DISTRIBUTED        DECEMBER 31,
               DESCRIPTION             OWNERSHIP          1994        (LOSS)    ACQUISITION FEES     FROM J/V             1995
------------------------------------------------------------------------------------------------------------------------------------
Prentiss Copystar                       51.75%        1,950,970         143,434       -                 (245,613)       1,848,791

Waterford Apartments                    48.75%       11,615,204         749,851       (10,272)        (1,249,086)      11,105,697

White Phonic                               50%        3,325,623         271,401        (4,060)          (346,485)       3,246,479

                                                   ---------------------------------------------------------------------------------
Investments in Joint Ventures at
December 31, 1995:                                  $16,891,797      $1,164,686      ($14,332)       ($1,841,184)     $16,200,967
                                                   =================================================================================
                                                       BALANCE                                                            BALANCE
                                                        AS OF          EQUITY IN    1996 AMORTIZATION       CASH           AS OF
                                     PERCENT OF      DECEMBER 31,       INCOME/        OF DEFERRED       DISTRIBUTED    DECEMBER 31,
        DESCRIPTION                   OWNERSHIP         1995            (LOSS)       ACQUISITION FEES      FROM J/V        1996
------------------------------------------------------------------------------------------------------------------------------------
Prentiss Copystar                       51.75%        1,848,791         162,103        -                (245,613)       1,765,281

Waterford Apartments                    48.75%       11,105,697         712,467       (10,272)        (1,248,103)      10,559,789

White Phonic                               50%        3,246,479         289,553        (4,060)          (377,986)       3,153,986


                                                   ---------------------------------------------------------------------------------
Investments in Joint Ventures
at December 31, 1996:                               $16,200,967      $1,164,123      ($14,332)       ($1,871,702)     $15,479,056
                                                   =================================================================================
                                                          BALANCE                                                         BALANCE
                                                           AS OF       EQUITY IN   1997 AMORTIZATION        CASH           AS OF
                                      PERCENT OF        DECEMBER 31,    INCOME/      OF DEFERRED        DISTRIBUTED     DECEMBER 31,
               DESCRIPTION             OWNERSHIP           1996         (LOSS)     ACQUISITION FEES       FROM J/V         1997
------------------------------------------------------------------------------------------------------------------------------------
Prentiss Copystar                      51.75%         1,765,281         191,536        -                (245,613)       1,711,204

Waterford Apartments                   48.75%        10,559,789         865,614       (10,273)        (1,252,101)      10,163,029

White Phonic                              50%         3,153,986         294,197        (4,060)          (351,986)       3,092,137


                                                    --------------------------------------------------------------------------------
Investments in Joint Ventures
at December 31, 1997:                               $15,479,056      $1,351,347      ($14,333)       ($1,849,700)     $14,966,370
                                                   =================================================================================

                              FINANCIAL STATEMENTS
                                   INDEX NO. 2

                    Auditor's Report and Financial Statements

                              of Frederick Partners

                 (referred to elsewhere as Waterford Apartments)




Independent Auditor's Report of Reznick, Fedder & Silverman, P.C.

Balance Sheets - December 31, 1997 and 1996

Statements of Operations - For the Years Ended December 31, 1997, 1996 and 1995

Statements of Partners' Equity - For the Years Ended December 31, 1997, 1996 and 1995

Statements of Cash Flows - For the Years Ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                               FREDERICK PARTNERS

                           DECEMBER 31, 1997 AND 1996

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

            [LETTERHEAD OF REZNICK FEDDER & SILVERMAN APPEARS HERE]



                          INDEPENDENT AUDITORS' REPORT



To the Partners
Frederick Partners

         We have audited the accompanying balance sheets of Frederick Partners as of December 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frederick Partners as of December 31, 1997 and 1996 and the results of its operations, changes in partners' equity and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                        /s/ Reznick Fedder & Silverman




Baltimore, Maryland
January 21, 1998

                               Frederick Partners

                                 BALANCE SHEETS

                           December 31, 1997 and 1996





                                                       1997             1996
                                               ----------------   --------------
                              ASSETS

INVESTMENT IN REAL ESTATE
  Land                                              $ 3,099,120      $ 3,099,120
  Building and improvements                          12,919,662       12,906,062
  Personal property                                   1,601,830        1,601,830
                                                    -----------      -----------

                                                     17,620,612       17,607,012
  Less accumulated depreciation                       5,695,652        5,082,280
                                                    -----------      -----------

                                                     11,924,960       12,524,732

  Cash                                                  341,988          174,893
  Tenant receivables                                      2,120            4,337
  Tenants' security deposits                             55,241           44,276
  Prepaid expenses                                      149,521          150,451
                                                    -----------      -----------

                                                    $12,473,830      $12,898,689
                                                    ===========      ===========

                       LIABILITIES AND PARTNERS' EQUITY

  Accounts payable                                  $     6,047      $       830
  Deferred rental income                                154,323           69,380
  Accrued distributions                               2,709,187        2,315,804
  Accrued guaranteed payments                         1,458,793        1,246,972
  Tenants' security deposits payable                     55,241           44,276
  Due to affiliates                                      18,197           14,521
                                                    -----------      -----------

                                                      4,401,788        3,691,783

PARTNERS' EQUITY                                      8,072,042        9,206,906
                                                    -----------      -----------

                                                    $12,473,830      $12,898,689
                                                    ===========      ===========

                       See notes to financial statements

                               Frederick Partners

                            STATEMENTS OF OPERATIONS

                  Years ended December 31, 1997, 1996 and 1995


                                           1997             1996           1995
                                         ----------- --------------   ---------

Revenue
  Rent                                    $2,794,683    $2,629,810    $2,572,890
  Other lease related income                 118,158        96,688        88,132
  Interest                                     5,796         7,153         6,198
                                          ----------    ----------    ----------

        Total revenue                      2,918,637     2,733,651     2,667,220
                                          ----------    ----------    ----------

Expenses
  Operating expenses
     Advertising and promotion                53,690        63,263        45,491
     Salaries                                303,412       262,844       256,226
     Administrative                           57,442        61,019        50,708
     Management fee                          102,152        95,681        93,354
     Maintenance                             251,807       270,429       177,913
     Utilities                                93,679        91,077        86,482
     Real estate taxes                       275,285       247,279       252,920
     Insurance                                24,686        27,764        28,057
     Depreciation                            613,371       675,378       687,307
     Guaranteed payments                     797,252       776,988       758,097
                                          ----------    ----------    ----------

        Total operating expenses           2,572,776     2,571,722     2,436,555
                                          ----------    ----------    ----------

        EXCESS OF REVENUE OVER
          EXPENSES                        $  345,861    $  161,929    $  230,665
                                          ==========    ==========    ==========


                       See notes to financial statements

                               Frederick Partners

                         STATEMENTS OF PARTNERS' EQUITY

                  Years ended December 31, 1997, 1996, and 1995


                                            Frederick         Frederick                             Copley
                                             Bozzuto         Bozzuto Two         Copley            Pension
                                             Limited           Limited           Pension          Properties           Total
                                           Partnership       Partnership      Properties VI          VII               Equity
                                         ----------------- -----------------------------------  ---------------  -------------------

Partners' equity, (deficit),
         December 31, 1994                $     (110,796)   $      (63,178)  $      8,879,379    $   2,959,780     $     11,665,185

Distributions                                         -                 -          (1,055,921)        (351,974)          (1,407,895)

Excess of revenue over expenses                       -                 -             172,999           57,666              230,665
                                           ---------------   ---------------  ----------------    -------------     ----------------


Partners' equity (deficit)
         December 31, 1995                      (110,796)          (63,178)         7,996,457        2,665,472           10,487,955

Distributions                                         -                 -          (1,082,233)        (360,745)          (1,442,978)

Excess of revenue over expenses                       -                 -             121,447           40,482              161,929
                                           ---------------   ---------------  ----------------    -------------     ----------------


Partners' equity (deficit),
         December 31, 1996                      (110,796)          (63,178)         7,035,671        2,345,209            9,206,906

Distributions                                         -                 -          (1,110,542)        (370,183)          (1,480,725)

Excess of revenue over expenses                       -                 -             259,396           86,465              345,861
                                           ---------------   ---------------  ----------------    -------------     ----------------


Partners' equity (deficit),
         December 31, 1997                $     (110,796)   $      (63,178)  $      6,184,525    $   2,061,491     $      8,072,042
                                           ===============   ===============  ================    =============     ================


                       See notes to financial statements

                               Frederick Partners

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1997, 1996 and 1995

                                                                                   1997               1996                1995
                                                                             -----------------  ------------------ -----------------

Cash flows from operating activities
  Excess of revenue over expenses                                              $      345,861     $       161,929    $      230,665
  Adjustments to reconcile excess of revenue over expenses
    to net cash provided by operating activities
    Depreciation                                                                      613,371             675,378           687,307
    Changes in assets and liabilities
      Decrease (increase) in tenant receivables                                         2,217               1,792            (4,784)
      Decrease (increase) in prepaid expenses                                             930             (25,860)           31,595
      Increase (decrease) in deferred rental income                                    84,943             (45,542)          (53,570)
      Increase (decrease) in accounts payable                                           5,218             (25,124)           15,240
      Net security deposits (paid) received                                                 -               4,239            (4,240)
      Increase in accrued guaranteed payments                                         211,821             204,391           174,570
      Increase (decrease) in due to affiliates                                          3,676             (36,734)           35,831
                                                                                --------------     ---------------    --------------


    Net cash provided by operating activities                                       1,268,037             914,469         1,112,614
                                                                                --------------     ---------------    --------------


Cash flows from investing activities:
  Capital additions                                                                   (13,600)                -                -
                                                                                --------------     ---------------    --------------


    Net cash used in investing activities                                             (13,600)                -                -
                                                                                --------------     ---------------    --------------


Cash flows from financing activities
  Capital distributions paid                                                       (1,087,342)         (1,063,396)       (1,083,694)
                                                                                --------------     ---------------    --------------


    Net cash used in financing activities                                          (1,087,342)         (1,063,396)       (1,083,694)
                                                                                --------------     ---------------    --------------


    NET INCREASE (DECREASE) IN CASH                                                   167,095            (148,927)           28,920

Cash, beginning                                                                       174,893             323,820           294,900
                                                                                --------------     ---------------    --------------


Cash, ending                                                                   $      341,988     $       174,893    $      323,820
                                                                                ==============     ===============    ==============


Supplemental disclosure of cash flow information
  Cash paid during the year for guaranteed payments                            $      585,431     $       572,597    $      583,527
                                                                                ==============     ===============    ==============


                        See notes to financial statements

                               Frederick Partners

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


    Frederick Partners (the Partnership) was formed as a general partnership under the laws of the State of Maryland on March 20, 1989, for the purpose of constructing, owning and operating a rental housing project. The project consists of 314 units located in Frederick County, Maryland, and is operating as Crystal Park. During 1990, the construction of the first phase (Phase I) was completed and rental operations commenced. During 1991, construction of a second phase of the project (Phase II) was completed and rental operations commenced. All leases between the Partnership and tenants of the property are operating leases.

    Use of Estimates
    ----------------

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

    Investment in Real Estate
    -------------------------

    Investment in real estate is carried at cost. Management does not believe that there are any current facts or circumstances that would indicate impairment of the rental property in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using accelerated methods.

    Rental Income
    -------------

    Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned.

    Income Taxes
    ------------
    No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

                               Frederick Partners

                        December 31, 1997, 1996 and 1995


NOTE B - RELATED PARTY TRANSACTIONS

    Expenses Incurred and Reimbursed to Affiliates
    ----------------------------------------------

    The Partnership reimburses payroll and other costs incurred by Bozzuto & Associates, Inc., an affiliate of Frederick Bozzuto Limited Partnership and Frederick Bozzuto Two Limited Partnership, general partners, for various administrative and operating services relating to the project and performed by their employees. During 1997, 1996 and 1995, $345,675, $299,261, and
    $284,283 were incurred, respectively. At December 31, 1997, $18,197 remains unpaid, while $14,521 was unpaid as of December 31, 1996.

    Management Fees
    ---------------

    The Partnership is required to pay an annual property management fee to Bozzuto Management Company, an affiliate of Frederick Bozzuto Limited Partnership and Frederick Bozzuto Two Limited Partnership, general partners, in an amount equal to 3.5% of gross receipts collected. Management fees of $102,152, $95,681and $93,354 were expensed in 1997, 1996 and 1995, respectively. At December 31, 1997, $8,708 remains unpaid, while $8,314 was unpaid as of December 31, 1996.


NOTE C - PARTNERS' EQUITY

    The acquisition and development of Phase I was funded by capital contributions from Copley Pension Properties VI and VII, (CPP VI and VII), general partners, in the amounts of $9,000,000 and $3,000,000, respectively. The amended and restated Partnership agreement (the Agreement) provides for capital contributions to be characterized as senior and junior capital. CPP VI capital consists of $6,750,000 of senior capital and $2,250,000 of junior capital. CPP VII capital consists of $2,250,000 of senior capital and $750,000 of junior capital. Capital contributed by both CPP VI and CPP VII has been contributed pro rata, whereby 75% has been characterized as Phase I senior capital and 25% as Phase I junior capital.

    The Agreement provides for both a "Senior and Junior Priority Return," on a monthly basis, which is calculated at the rate of 10.09% per annum on the outstanding capital. The Phase I Priority Returns are payable monthly from Operating Cash Flow as defined in the Agreement; however, (a) to the extent Senior Priority Returns are required to be paid currently, they will be funded, if necessary, out of the proceeds of Deficit Contributions and Default Capital Contributions as defined in the Agreement, and (b) to the extent the full amount of the Junior

                               Frederick Partners

                        December 31, 1997, 1996 and 1995


NOTE C - PARTNERS' EQUITY (Continued)

    Priority Return cannot be made from such sources on a monthly basis, the amount of the Junior Priority Return will accrue with interest compounded monthly.

    At December 31, 1997 and 1996, the Phase I Junior Priority Return (including accrued interest of $1,015,108, $753,984, respectively) and Senior Priority Returns (including accrued interest at $5,775 and $5,916, respectively) payable totaled $2,827,913 (of which $2,132,315 was due to CPP VI and $695,598 was due to CPP VII) and $2,509,334, (of which $1,892,117 was due to CPP VI and $617,217 was due to CPP VII), respectively.

    The acquisition and development of Phase II was funded by capital contributions from CPP VI and CPP VII in the amounts of $5,100,000 and $1,700,000, respectively. The Agreement provides for capital contributions to be characterized as senior and junior capital. CPP VI capital consists of $3,825,000 of senior capital and $1,275,000 of junior capital. CPP VII capital consists of $1,275,000 of senior capital and $425,000 of junior capital. Capital contributed by both CPP VI and CPP VII has been contributed pro rata, whereby 75% has been characterized as Phase II senior capital and 25% as Phase II junior capital.

    The Agreement provides for both a "Senior and Junior Priority Return," on a monthly basis, which is calculated at the rate of 10.09% per annum on their outstanding capital. The Phase II Priority Returns are payable monthly from Operating Cash Flow as defined in the Agreement, but, (a) to the extent Senior Priority Returns are required to be paid currently, they will be funded, if necessary, out of the proceeds of Deficit Contributions and Default Capital Contributions as defined in the Agreement, and (b) to the extent the full amount of the Junior Priority Return cannot be made from such sources on a monthly basis, the amount of the Junior Priority Return will accrue with interest compounded monthly.

    At December 31, 1997 and 1996, the Phase II Junior Priority Return (including accrued interest of $368,415 and $253,360 respectively) and Senior Priority Returns payable totaled $1,340,067 (of which $1,000,804 was due to CPP VI and $339,263 was due to CPP VII) and $1,053,442 (of which $786,282 was due to CPP VI and $267,160 was due to CPP VII), respectively.

                               Frederick Partners

                        December 31, 1997, 1996 and 1995


NOTE D - RECONCILIATION OF FINANCIAL STATEMENTS TO TAX RETURN

    The following is a reconciliation of the excess of revenue over expenses and partners' equity per the financial statements to the tax basis excess (deficiency) of revenue over expenses and partners' equity for the years ended December 31, 1997, 1996, and 1995.

                                                                 1997               1996                1995
                                                           -----------------  ------------------  ------------------
         Excess of revenue over expenses
                  (financial statement basis)               $       345,861    $       161,929     $        230,665
         Deferred rental income                                      84,943            (45,542)             (53,570)
         Real estate taxes deductible under IRS
             Code Section 461                                          (908)           (27,098)              32,738
                                                              --------------     ---------------     ---------------

                           Tax basis excess of revenue
                              over expenses                 $       429,896    $        89,289     $        209,833
                                                              ==============     ===============     ===============

         Partners' equity (financial statement basis)       $     8,072,042    $     9,206,906     $     10,487,955
         Deferred rental income                                     154,323             69,380              114,922
         Real estate taxes deductible under IRS
                  Code Section 461                                 (138,097)          (137,189)            (110,091)
                                                              --------------     ---------------     ---------------

                           Tax basis                        $     8,088,268    $     9,139,097     $     10,492,786
                                                              ==============     ===============     ===============


NOTE E - CONCENTRATION OF CREDIT RISK

    The Partnership maintains its cash balances in two banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by each bank. As of December 31, 1997, the uninsured portion of the cash balances held at one of the banks was, $180,396.

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                                     Page
Number                             Exhibit
------                             -------

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

10B.                  Hewson Wilmington Associates General                   *
                      Partnership Agreement dated July 18, 1988 between Hewson/Wilmington, L.P. and the
                      Registrant.

10C.                  Farmers Branch Associates General Partnership          *
                      Agreement dated December 7, 1988 between North
                      Dallas Division #81, Ltd. and the Registrant.

10D.                  Payne Ranch Centre Associates General                  *
                      Partnership Agreement dated January 4, 1989 between Payne Ranch Investors 88 and the
                      Registrant.

10E.                  Development Agreement dated December 28,               *
                      1988 by and between Payne Ranch Centre Associates and Albertson's, Inc.

10F.                  Contract of Sale dated December 28, 1988 by            *
                      and between Payne Ranch Centre Associates and Albertson's, Inc.

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




-------------------------------------------------------------------
*  Previously filed and incorporated herein by reference.

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


10N.                  General Partnership Agreement of                       *
                      Prentiss/Copley Itasca Associates dated as of May 20, 1991 between Prentiss Properties
                      Itasca, L.P., a Texas limited partnership and the Registrant.

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

27.                   Financial Data Schedule



 --------------------------------------------------------------
 *  Previously filed and incorporated herein by reference.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COPLEY PENSION PROPERTIES VI;
                                    A REAL ESTATE LIMITED PARTNERSHIP


Date:    March 31, 1998             By:  /s/ Wesley M. Gardiner, Jr.
                                         ---------------------------
                                         Wesley M. Gardiner, Jr.
                                         President of the
                                         Managing General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                         Title                        Date
         ---------                         -----                        ----

                                      President, Chief
                                      Executive Officer and
 /s/ Wesley M. Gardiner, Jr.          Director                    March 31, 1998
--------------------------------
     Wesley M. Gardiner, Jr.

                                      Vice President and
 /s/ Pamela J. Herbst                 Director                    March 31, 1998
--------------------------------
     Pamela J. Herbst

                                      Vice President and
 /s/ J. Grant Monahon                 Director                    March 31, 1998
--------------------------------
     J. Grant Monahon


 /s/ James J. Finnegan                Vice President              March 31, 1998
--------------------------------
     James J. Finnegan

                                      Treasurer and Principal
 /s/ Karin J. Lagerlund               Financial and
--------------------------------      Accounting Officer          March 31, 1998
     Karin J. Lagerlund