Form 10-Q
period 1998-03-31
COPLEY PENSION PROPERTIES VI
filed 1998-05-15
CIK 824209

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   -----------------------------------------

For Quarter Ended March 31, 1998          Commission File Number 0-17807



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


  ----------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes [X]   No [_]

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 1998

                                    PART I


                             FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS
(Unaudited)


                                             March 31, 1998    December 31, 1997
                                             --------------    -----------------

Assets

Real estate investments:
 Joint ventures                               $  14,891,065        $  14,966,370
 Property, net                                    4,174,953            4,201,553
                                              -------------        -------------
                                                 19,066,018           19,167,923

Cash and cash equivalents                         3,518,975            2,105,728
Short-term investments                                   --            1,432,651
                                              -------------        -------------
                                              $  22,584,993        $  22,706,302
                                              =============        =============

Liabilities and Partners' Capital

Accounts payable                              $      69,286        $      92,737
Accrued management fee                               50,299               53,028
Deferred disposition fees                           717,677              717,677
                                              -------------        -------------
Total liabilities                                   837,262              863,442
                                              -------------        -------------


Partners' capital (deficit):
 Limited partners ($660.29
   per unit; 160,000 units authorized;
   48,788 units issued and outstanding)          21,797,183           21,891,360
 General partners                                   (49,452)             (48,500)
                                              -------------        -------------
Total partners' capital                          21,747,731           21,842,860
                                              -------------        -------------
                                              $  22,584,993        $  22,706,302
                                              =============        =============




                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                         Quarter Ended March 31,
                                           1998            1997
                                         --------        --------

INVESTMENT ACTIVITY

Property rentals                        $ 178,520       $ 219,288
Property operating expenses               (45,934)       (102,823)
Depreciation and amortization             (36,910)        (75,731)
                                        ---------       ---------
                                           95,676          40,734

Joint venture earnings                    406,957         353,994
                                        ---------       ---------

 Total real estate activity               502,633         394,728
                                        ---------       ---------

Interest on cash equivalents
 and short-term investments                46,132          66,052
                                        ---------       ---------
 Total investment activity                548,765         460,780
                                        ---------       ---------

PORTFOLIO EXPENSES

Management fee                             50,299          51,517
General and administrative                 57,420          48,883
                                        ---------       ---------
                                          107,719         100,400
                                        ---------       ---------


Net income                              $ 441,046       $ 360,380
                                        =========       =========

Net income per limited
 partnership unit                       $    8.95       $    7.31
                                        =========       =========

Cash distributions per limited
 partnership unit                       $   10.88       $   10.57
                                        =========       =========

Number of limited partnership units
 outstanding during the period             48,788          48,788
                                        =========       =========

                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                                            Quarter Ended March 31,
                                   1998                       1997
                          ------------------------   ------------------------
                           General      Limited       General      Limited
                          Partners      Partners     Partners      Partners
                          ---------   ------------   ---------   ------------

Balance at beginning      $(48,500)   $21,891,360    $(36,164)   $28,415,303
  of period

Cash distributions          (5,362)      (530,813)     (5,209)      (515,689)

Net income                   4,410        436,636       3,604        356,776
                          --------    -----------    --------    -----------

Balance at end
  of period               $(49,452)   $21,797,183    $(37,769)   $28,256,390
                          =========   ============   =========   ===========




                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                Quarter Ended March 31,
                                                  1998          1997
                                               -----------   -----------
Net cash provided by operating activities      $  543,803    $  453,271
                                               ----------    ----------

Cash flows from investing activities:
  Decrease in short-term
  investments, net                              1,405,619       765,371
                                               ----------    ----------

Net cash provided by
 investing activities                           1,405,619       765,371
                                               ----------    ----------

Cash flows from financing activity:
 Distributions to partners                       (536,175)     (520,898)
                                               ----------    ----------

Net increase in cash
 and cash equivalents                           1,413,247       697,744

Cash and cash equivalents:
 Beginning of period                            2,105,728     3,076,103
                                               ----------    ----------

 End of period                                 $3,518,975    $3,773,847
                                               ==========    ==========


                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1998 and December 31, 1997 and its operations, its cash flows and partners' capital (deficit) for the interim periods ended March 31, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business

     Copley Pension Properties VI; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in July 1988, and acquired the four real estate investments it currently owns prior to the end of 1991. It intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is considered to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management services.


Note 2 - Investments in Joint Ventures

     Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the Partnership's three joint ventures:

                             Assets and Liabilities
                             ----------------------


                                      March 31, 1998   December 31, 1997
                                      --------------   -----------------
Assets
 Real property, at cost less
   accumulated depreciation
   of $7,080,674 and $6,910,873,
   respectively                       $   16,292,094      $   16,461,895
 Other                                       889,054           1,029,387
                                      --------------      --------------
                                          17,181,148          17,491,282

Liabilities                                  365,978             379,809
                                      --------------      --------------

Net assets                            $   16,815,170      $   17,111,473
                                      ==============      ==============

                             Results of Operations
                             ---------------------


                                     Quarter Ended March 31,
                                        1998         1997
                                     ----------   ----------
Revenue:
  Rental income                        $992,604     $965,607
  Interest and other income               1,805          963
                                       --------     --------
                                        994,409      966,570
                                       --------     --------

Expenses:
  Operating expenses                    298,627      317,890
  Depreciation and amortization         175,164      191,517
                                       --------     --------
                                        473,791      509,407
                                       --------     --------

Net income                             $520,618     $457,163
                                       ========     ========


     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two investments) its affiliates on behalf of their various financing arrangements with the joint ventures.


Note 3 - Property

     The following is a summary of the Partnership's one wholly-owned property:

                                    March 31, 1998    December 31, 1997
                                    ---------------   ------------------

Land                               $     2,770,056      $     2,770,056
Buildings, improvements and
  other capitalized costs                4,894,641            4,894,641
Investment valuation allowance          (1,500,000)          (1,500,000)
Accumulated depreciation and
  amortization                          (1,952,280)          (1,918,953)
Net operating liabilities                  (37,464)             (44,191)
                                    --------------       --------------
                                   $     4,174,953      $     4,201,553
                                    ==============       ==============

Note 4 - Subsequent Event

     Distributions of cash from operations relating to the quarter ended March 31, 1998 were made on April 29, 1998 in the aggregate amount of $508,578 ($10.32 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest on December 31, 1988. A total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate and for the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments; one investment was sold in each of 1990, 1994 and 1997. Through March 31, 1998, capital of $16,573,771 ($339.71 per limited partnership unit) has been returned to the limited partners; $15,605,329 as a result of sales and $968,442 in 1997, as a result of a discretionary reduction of original working capital previously held in reserves.

     At March 31, 1998, the Partnership had $3,518,975 in cash and cash equivalents, of which $508,578 was used for cash distributions to partners on April 29, 1998; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's invested cash and cash equivalents and real estate investments, and proceeds from the sale of such investments. Based on an adjusted capital contribution of $660.29 per limited partnership unit, distributions of cash from operations relating to the first quarter of 1998 were made at the annualized rate of 6.25% while distributions of cash from operations relating to the first quarter of 1997 were made at the annualized rate of 5.5% on an adjusted capital contribution of $768.98.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1998, the aggregate appraised value of each real estate investment exceeded their carrying value by approximately $9,600,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

Form of Real Estate Investments

     The Wilmington Industrial investment is a wholly-owned property. Effective July 1, 1994, the Stemmons Industrial joint venture was converted to a wholly-owned property and subsequently sold in September 1997. The other three real estate investments in the portfolio are structured as joint ventures.


Operating Factors

     Three of the Partnership's four industrial properties (Prentiss Copystar, Wilmington and White Phonic) were 100% leased at March 31, 1998 and March 31, 1997

     As discussed above, the Partnership sold its Stemmons Industrial investment on September 29, 1997, and recognized a gain of $248,172. Stemmons Industrial was vacant at the time of sale, as it had been since February 1996, with the expiration of a short term lease for 82% of the space.

     Occupancy at Waterford Apartments, the Partnership's multi-family residential property, remained in the mid-90% range during the first quarter of 1998, which is consistent with the prior year.


Investment Results

     Interest income on cash equivalents and short-term investments decreased approximately $20,000 or 30% between the first quarter of 1997 and 1998 primarily due to lower short-term investment balances.

     Exclusive of net losses from operations from Stemmons Industrial of approximately $36,000 in 1997, total real estate activity for the first quarter of 1998 and 1997 was $502,633 and $430,728, respectively. This increase of approximately $72,000 is primarily due to improved operating results at Waterford Apartments of approximately $46,000 due to higher rental rates and lower operating expenses for advertising and salaries. In addition, operating results at Wilmington Industrial increased approximately $20,000 primarily due to lower operating expenses for repairs and maintenance and legal expenses compared to the same period in 1997. Operating results from the remainder of the Partnership's investments were relatively unchanged between the respective periods.

     Cash flow from operations increased by approximately $91,000 between the first three months of 1997 and 1998. This increase is primarily attributable to the increased operating results discussed above, increases in cash flow from Waterford Apartments and changes in working capital.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

The Partnership management fee decreased approximately $1,200 between the first quarter of 1997 and 1998 due to a decrease in the distributable cash flow. General and administrative expenses increased approximately $8,500 due primarily to an increase in legal fees.

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP
                                   FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 1998

                                    PART II


                               OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits:   (27) Financial Data Schedule

          b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1998.

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



                                  COPLEY PENSION PROPERTIES VI;
                                  A REAL ESTATE LIMITED PARTNERSHIP
                                   (Registrant)


May 15, 1998
                                   /s/ Wesley M. Gardiner, Jr.
                                   -------------------------------
                                      Wesley M. Gardiner, Jr.
                                      President, Chief Executive Officer
                                      And Director of Managing General
                                      Partner, Sixth Copley Corp.



May 15, 1998
                                  /s/ Karin J. Lagerlund
                                  --------------------------------
                                     Karin J. Lagerlund
                                     Principal Financial and Accounting
                                     Officer of Managing General Partner,
                                     Sixth Copley Corp.