Form 10-Q
period 1998-06-30
COPLEY PENSION PROPERTIES VI
filed 1998-08-14
CIK 824209

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   -----------------------------------------

    For Quarter Ended June 30, 1998          Commission File Number 0-17807



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

                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 1998

                                    PART I


                             FINANCIAL INFORMATION

BALANCE SHEETS
(Unaudited)
                                           June 30, 1998   December 31, 1997
                                           -------------   -----------------
ASSETS

Real estate investments:
 joint ventures                              $ 1,685,836         $14,966,370
 property, net                                 4,166,835           4,201,553
                                             -----------         -----------
                                               5,852,671          19,167,923

Joint ventures held for disposition           13,040,440                   -

Cash and cash equivalents                      3,575,853           2,105,728
Short-term investments                                 -           1,432,651
                                             -----------         -----------
                                             $22,468,964         $22,706,302
                                             ===========         ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $    66,940         $    92,737
Accrued management fee                            50,299              53,028
Deferred disposition fees                        717,677             717,677
                                             -----------         -----------
Total liabilities                                834,916             863,442
                                             -----------         -----------


Partners' capital (deficit):
 Limited partners ($660.29
   per unit; 160,000 units authorized,
   48,788 units issued and outstanding)       21,684,637          21,891,360
 General partners                                (50,589)            (48,500)
                                             -----------         -----------
Total partners' capital                       21,634,048          21,842,860
                                             -----------         -----------
                                             $22,468,964         $22,706,302
                                             ===========         ===========

                (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
    (Unaudited)
                                       Quarter Ended   Six Months Ended   Quarter Ended   Six Months Ended
                                       June 30, 1998    June 30, 1998     June 30, 1997    June 30, 1997
                                       -------------   ----------------   -------------   ----------------
INVESTMENT ACTIVITY

Property rentals                            $173,530         $  352,050        $195,744          $ 415,032
Property operating expenses                  (62,206)          (108,140)        (94,679)          (197,502)
Depreciation and amortization                (36,327)           (73,237)        (75,763)          (151,494)
                                            --------         ----------        --------          ---------
                                              74,997            170,673          25,302             66,036

Joint venture earnings                       373,036            779,993         303,545            657,539
                                            --------         ----------        --------          ---------

  Total real estate activity                 448,033            950,666         328,847            723,575
                                            --------         ----------        --------          ---------

Interest on cash equivalents
  and short-term investments                  45,465             91,597          68,581            134,633
                                            --------         ----------        --------          ---------
  Total investment activity                  493,498          1,042,263         397,428            858,208
                                            --------         ----------        --------          ---------

PORTFOLIO EXPENSES

Management fee                                50,299            100,598          51,517            103,034
General and administrative                    48,304            105,724          57,395            106,278
                                            --------         ----------        --------          ---------
                                              98,603            206,322         108,912            209,312
                                            --------         ----------        --------          ---------


Net income                                  $394,895         $  835,941        $288,516          $ 648,896
                                            ========         ==========        ========          =========

Net income per limited
  partnership unit                          $   8.01         $    16.96        $   5.86          $   13.17
                                            ========         ==========        ========          =========

Cash distributions per limited
  partnership unit                          $  10.32         $    21.20        $  10.57          $   21.14
                                            ========         ==========        ========          =========

Number of limited partnership units
  outstanding during the period               48,788             48,788          48,788             48,788
                                            ========         ==========        ========          =========

                (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                             Quarter Ended          Six Months Ended              Quarter Ended             Six Months Ended
                             June 30, 1998            June 30, 1998               June 30, 1997              June 30, 1997
                        -----------------------  -----------------------  ----------------------------  -----------------------
                         General     Limited      General     Limited        General        Limited      General     Limited
                        Partners     Partners    Partners     Partners       Partners       Partners    Partners     Partners
                        ---------  ------------  ---------  ------------  --------------  ------------  ---------  ------------
Balance at beginning
  of period             $(49,452)  $21,797,183   $(48,500)  $21,891,360        $(37,769)  $28,256,390   $(36,164)  $28,415,303

Cash distributions        (5,086)     (503,492)   (10,448)   (1,034,305)         (5,209)     (515,689)   (10,418)   (1,031,378)

Net income                 3,949       390,946      8,359       827,582           2,885       285,631      6,489       642,407
                        --------   -----------   --------   -----------   -------------   -----------   --------   -----------

Balance at end
  of period             $(50,589)  $21,684,637   $(50,589)  $21,684,637        $(40,093)  $28,026,332   $(40,093)  $28,026,332
                        ========   ===========   ========   ===========   =============   ===========   ========   ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                             Six Months Ended June 30,
                                                 1998            1997
                                             -------------  ------------

Net cash provided by operating activities       $1,109,259   $   976,073
                                                ----------    ----------

Cash flows from investing activities:
  Decrease in short-term
  investments, net                               1,405,619       917,029
                                                ----------    ----------

Cash flows from financing activity:
 Distributions to partners                      (1,044,753)   (1,041,796)
                                                ----------    -----------

Net increase in cash
 and cash equivalents                            1,470,125       851,306


Cash and cash equivalents:
 Beginning of period                             2,105,728      3,076,103
                                                ----------    -----------

 End of period                                  $3,575,853   $   3,927,409
                                                ==========    ============

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1998 and December 31, 1997 and its operations, its cash flows and partners' capital (deficit) for the interim periods ended June 30, 1998 and 1997. These adjustments are of a normal recurring nature.

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



Note 2 - Investments in Joint Ventures
--------------------------------------
 Summarized Financial Information

  The White Phonic and Waterford Apartments joint ventures were sold on July 14, 1998 and August 7, 1998, respectively (see Note 4). Therefore, these joint ventures have been reclassed as "Joint ventures held for disposition".

  The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                            Assets and Liabilities
                            ----------------------

                                        June 30, 1998  December 31, 1997
                                        -------------  -----------------
Assets
 Real property, at cost less
   accumulated depreciation
   of $798,029 and $6,910,873
   respectively                           $ 2,455,354        $16,461,895
 Joint ventures held for disposition       14,133,866                 --
 Other                                         46,318          1,029,387
                                          -----------        -----------
                                           16,635,538         17,491,282

Liabilities                                    92,368            379,809
                                          -----------        -----------

Net assets                                $16,543,170        $17,111,473
                                          ===========        ===========

                             Results of Operations
                             ---------------------

                                   Six Months Ended June 30,
                                       1998         1997
                                   ------------  -----------
Revenue:
  Rental income                      $2,003,484   $1,908,905
  Other income                            5,078        2,701
                                     ----------   ----------
                                      2,008,562    1,911,606
                                     ----------   ----------

Expenses:
  Operating expenses                    649,508      682,834
  Depreciation and amortization         350,328      382,923
                                     ----------   ----------
                                        999,836    1,065,757
                                     ----------   ----------

Net income                           $1,008,726   $  845,849
                                     ==========   ==========


          Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two investments) its affiliates on behalf of their various financing arrangements with the joint ventures.

Note 3 - Property
-----------------
 The following is a summary of the Partnership's remaining wholly-owned property:

                                  June 30, 1998   December 31, 1997
                                  --------------  ------------------

Land                                $ 2,770,056         $ 2,770,056
Buildings, improvements and
  other capitalized costs             4,894,641           4,894,641
Investment valuation allowance       (1,500,000)         (1,500,000)
Accumulated depreciation and
  amortization                       (1,985,023)         (1,918,953)
Net operating liabilities               (12,840)            (44,191)
                                    -----------         -----------
                                    $ 4,166,834         $ 4,201,553
                                    ===========         ===========


Note 4 - Subsequent Events
-------------------------

          Distributions of cash from operations relating to the quarter ended June 30, 1998 were made on July 30, 1998 in the aggregate amount of $508,578 ($10.32 per limited partnership unit).

     On July 14, 1998, the White Phonic property located in Petaluma, California, was sold for a gross sale price of $5,380,000. The Partnership received net proceeds of approximately $4,280,000 representing a return of capital and accrued interest plus its participation in net sales proceeds of approximately $966,000.

     In addition, on July 30, 1998, the Partnership made a capital distribution of $4,279,683 ($87.72 per limited partnership unit) from the sale proceeds of White Phonic discussed above.

     On August 7, 1998, Waterford Apartments, located in Frederick, Maryland, was sold for a gross sale price of $21,800,000. The Partnership received its 75% share of the proceeds in the amount of approximately $15,252,000.

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest on December 31, 1988. A total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate and for the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments; one investment was sold in each of 1990, 1994 and 1997. Through June 30, 1998, capital of $16,573,771 ($339.71 per limited partnership unit) has been returned to the limited partners; $15,605,329 as a result of sales and $968,442 in 1997, as a result of a discretionary reduction of original working capital previously held in reserves.

     At June 30, 1998, the Partnership had $3,575,853 in cash and cash equivalents, of which $508,578 was used for cash distributions to partners on July 30, 1998; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's invested cash and cash equivalents and real estate investments, and proceeds from the sale of such investments. Based on an adjusted capital contribution of $660.29 per limited partnership unit, distributions of cash from operations relating to the first and second quarters of 1998 were made at the annualized rate of 6.25% while distributions of cash from operations relating to the first and second quarters of 1997 were made at the annualized rate of 5.5% on an adjusted capital contribution of $768.98.


     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1998, the aggregate appraised value of the real estate investments exceeded their carrying value by approximately $9,756,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

Form of Real Estate Investments

     The Wilmington Industrial investment is a wholly-owned property. Effective July 1, 1994, the Stemmons Industrial joint venture was converted to a wholly-owned property and subsequently sold in September 1997. The other three real estate investments in the portfolio are structured as joint ventures.


Operating Factors

     Three of the Partnership's four industrial properties (Prentiss Copystar, Wilmington and White Phonic) were 100% leased at June 30, 1998 and June 30, 1997.

     As discussed above, the Partnership sold its Stemmons Industrial investment on September 29, 1997, and recognized a gain of $248,172. Stemmons Industrial was vacant at the time of sale, as it had been since February 1996, with the expiration of a short-term lease for 82% of the space.

     Occupancy at Waterford Apartments, the Partnership's multi-family residential property, remained in the mid 90% range during the first six months of 1998, where it has been for the past several years.


Investment Results

     Interest income on cash equivalents and short-term investments decreased approximately $43,000 or 32% between the first two quarters of 1997 and 1998 primarily due to lower investment balances.

     Exclusive of net losses from operations from Stemmons Industrial of approximately $97,000 in 1997, total real estate activity for the first six months of 1998 and 1997 was $950,666 and $820,936, respectively. This increase of approximately $130,000 or 16% is primarily due to improved operating results at Waterford Apartments of approximately $133,000 as a result of higher rental rates associated with improved market conditions and lower operating expenses for advertising and salaries. Operating results from the remainder of the Partnership's investments were relatively unchanged between the respective periods.

     Cash flow from operations increased by approximately $133,000 between the first six months of 1997 and 1998. This increase is primarily attributable to the increased operating results discussed above.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee decreased between the first two quarters of 1997 and 1998 due to a decrease in distributable cash flow. General and administrative expenses for the first six months of 1998 remained relatively unchanged compared to the same period in 1997.

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP
                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 1998

                                    PART II


                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

          a.  Exhibits:   (27) Financial Data Schedule

          b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1998.

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



                             COPLEY PENSION PROPERTIES VI;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)


August 14, 1998
                              /s/ Wesley M. Gardiner, Jr.
                              -------------------------------
                                Wesley M. Gardiner, Jr.
                                President, Chief Executive Officer
                                And Director of Managing General Partner,
                                Sixth Copley Corp.



August 14, 1998
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Sixth Copley Corp.