Form 10-Q
period 1998-09-30
COPLEY PENSION PROPERTIES VI
filed 1998-11-13
CIK 824209

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  ------------------------------------------

For Quarter Ended September 30, 1998              Commission File Number 0-17807



                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)


           Massachusetts                            04-2988542
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)


     225 Franklin Street, 25th Fl.                     02110
        Boston, Massachusetts                        (Zip Code)
(Address of principal executive offices)


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


                      FOR QUARTER ENDED SEPTEMBER 30, 1998

                                     PART I


                             FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS
(Unaudited)


                                          September 30, 1998      December 31, 1997
                                          ------------------      -----------------
ASSETS

Real estate investments:
 Joint ventures                               $1,689,520             $14,966,370
 Property, net                                 4,222,796               4,201,553
                                              ----------             -----------
                                               5,912,316              19,167,923

Cash and cash equivalents                      3,579,646               2,105,728
Short-term investments                                 -               1,432,651
                                              ----------             -----------
                                              $9,491,962             $22,706,302
                                              ==========             ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $   80,015             $    92,737
Accrued management fee                            59,121                  53,028
Deferred disposition fees                      1,369,577                 717,677
                                              ----------             -----------
Total liabilities                              1,508,713                 863,442
                                              ----------             -----------

Partners' capital (deficit):
 Limited partners ($660.29
   per unit; 160,000 units authorized,
   48,788 units issued and outstanding)        7,964,456              21,891,360
 General partners                                 18,793                 (48,500)
                                              ----------             -----------
Total partners' capital                        7,983,249              21,842,860
                                              ----------             -----------
                                              $9,491,962             $22,706,302
                                              ==========             ===========

           (SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                  Three Months Ended   Nine Months Ended    Three Months Ended   Nine Months Ended
                                  September 30, 1998   September 30, 1998   September 30, 1997   September 30, 1997
                                  ------------------   ------------------   ------------------   ------------------
Investment Activity

Property rentals                      $  191,744           $  543,794             $205,847           $  620,879
Property operating expenses              (48,674)            (156,814)             (87,410)            (284,912)
Depreciation and amortization            (32,333)            (105,570)             (75,761)            (227,255)
                                      ----------           ----------             --------           ----------
                                         110,737              281,410               42,676              108,712

Joint venture earnings                    61,894              841,887              342,905            1,000,444
                                      ----------           ----------             --------           ----------
  Total real estate operations           172,631            1,123,297              385,581            1,109,156

Gain on sale of investment             7,278,745            7,278,745              248,172              248,172
                                      ----------           ----------             --------           ----------
  Total real estate activity           7,451,376            8,402,042              633,753            1,357,328

Interest on cash equivalents
  and short-term investments              91,285              182,882               71,515              206,148
                                      ----------           ----------             --------           ----------
  Total investment activity            7,542,661            8,584,924              705,268            1,563,476
                                      ----------           ----------             --------           ----------
Portfolio Expenses

Management fee                            59,121              159,719              124,530              227,564
General and administrative                36,737              142,461               45,003              151,281
                                      ----------           ----------             --------           ----------
                                          95,858              302,180              169,533              378,845
                                      ----------           ----------             --------           ----------

Net income                            $7,446,803           $8,282,744             $535,735           $1,184,631
                                      ==========           ==========             ========           ==========
Net income per limited
  partnership unit                    $   151.11           $   168.07             $  10.87           $    24.04
                                      ==========           ==========             ========           ==========
Cash distributions per limited
  partnership unit                    $   432.33           $   453.53             $  10.57           $    31.71
                                      ==========           ==========             ========           ==========
Number of limited partnership units
  outstanding during the period           48,788               48,788               48,788               48,788
                                      ==========           ==========             ========           ==========

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                           Three Months Ended        Nine Months Ended        Three Months Ended        Nine Months Ended
                           September 30, 1998        September 30, 1998       September 30, 1997       September 30, 1997
                        ------------------------  ------------------------  -----------------------  -----------------------
                         General      Limited      General      Limited      General     Limited      General     Limited
                        Partners     Partners     Partners     Partners     Partners     Partners    Partners     Partners
                        ---------  -------------  ---------  -------------  ---------  ------------  ---------  ------------
Balance at beginning
  of period             $(50,589)  $ 21,684,637   $(48,500)  $ 21,891,360   $(40,093)  $28,026,332   $(36,164)  $28,415,303

Cash distributions        (5,086)   (21,092,516)   (15,534)   (22,126,821)    (5,209)     (515,689)   (15,627)   (1,547,067)

Net income                74,468      7,372,335     82,827      8,199,917      5,357       530,378     11,846     1,172,785
                        --------   ------------   --------   ------------   --------   -----------   --------   -----------
Balance at end
  of period             $ 18,793   $  7,964,456   $ 18,793   $  7,964,456   $(39,945)  $28,041,021   $(39,945)  $28,041,021
                        ========   ============   ========   ============   ========   ===========   ========   ===========


           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              Nine Months Ended September 30,
                                                   1998             1997
                                             ----------------  ---------------
Net cash provided by operating activities       $  1,611,373      $ 1,502,628
                                                ------------      -----------

Cash flows from investing activities:
 Net proceeds from sale of investments            19,947,381        4,199,193
 Deferred disposition fees                           651,900          135,000
 Decrease in short-term
  investments, net                                 1,405,619          711,654
                                                ------------      -----------

Net cash provided by
 investing activities                             22,004,900        5,045,847
                                                ------------      -----------

Cash flows from financing activity:
 Distributions to partners                       (22,142,355)      (1,562,694)
                                                ------------      -----------

Net increase in cash
 and cash equivalents                              1,473,918        4,985,781

Cash and cash equivalents:
 Beginning of period                               2,105,728        3,076,103
                                                ------------      -----------

 End of period                                  $  3,579,646      $ 8,061,884
                                                ============      ===========

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1998 and December 31, 1997 and its operations, its cash flows and partners' capital (deficit) for the three and nine months ended September 30, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


Note 1 - Organization and Business
----------------------------------

     Copley Pension Properties VI; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in July 1988, and acquired the two real estate investments it currently owns prior to the end of 1991. It intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is considered to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management services.



Note 2 - Investments in Joint Ventures
--------------------------------------

     On July 14, 1998 the joint venture in which the Partnership held a 50% interest sold the White Phonic property in Petaluma, Cafifornia, to an unaffiliated third party (the "Buyer") for a total gross sale price of $5,380,000. The Partnership received its share of the net proceeds of $4,260,531, after closing costs, representing a return of capital and accrued interest plus its participation in net sales proceeds of $965,671 and recognized a gain of $1,051,219 ($21.33 per limited partnership unit). A disposition fee of $161,400 was accrued but not paid to the Advisor. On July 30, 1998, the Partnership made a capital distribution of $4,279,683 ($87.72 per limited partnership unit) from the proceeds of the sale.

     On August 7, 1998 the Waterford Apartments, in Frederick, Maryland, which was owned by the Partnership (75%) and an affiliate (25%), was sold to an institutional buyer (the "Buyer") which is unaffiliated with the Partnership. The total gross sale price was $21,800,000. The Partnership received its share of the net proceeds totaling $16,338,750, after closing costs, and recognized a gain of $6,227,526 ($126.37 per limited partnership unit). A disposition fee of $490,500 was accrued but not paid to the Advisor.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

     On August 26, 1998, the Partnership made a capital distribution of $16,309,341 ($334.29 per limited partnership unit) from the proceeds of the sale.


Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the Partnership's joint ventures:

                            Assets and Liabilities
                            ----------------------

                                 September 30, 1998  December 31, 1997
                                 ------------------  -----------------
Assets
 Real property, at cost less
  accumulated depreciation
  of $814,803 and $6,910,873,
  respectively                         $2,438,581      $16,461,895
  Other                                    17,705        1,029,387
                                       ----------      -----------
                                        2,456,286       17,491,282

Liabilities                                66,279          379,809
                                       ----------      -----------

Net assets                             $2,390,007      $17,111,473
                                       ==========      ===========

                             Results of Operations

                                   Nine Months Ended September 30,
                                        1998             1997
                                   ---------------  --------------

Revenue:
  Rental income                        $2,417,165      $ 2,892,117
  Other income                             10,824            5,203
                                       ----------      -----------
                                        2,427,989        2,897,320
                                       ----------      -----------

Expenses:
  Operating expenses                      856,840        1,035,934
  Depreciation and amortization           412,802          574,550
                                       ----------      -----------
                                        1,269,642        1,610,484
                                       ----------      -----------

Net income                             $1,158,347      $ 1,286,836
                                       ==========      ===========

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and (with respect to two joint ventures) its affiliates on behalf of their various financing arrangements with the joint ventures.


Note 3 - Property
-----------------
     The following is a summary of the Partnership's remaining wholly-owned property:

                                  September 30, 1998   December 31, 1997
                                  -------------------  ------------------

Land                                     $ 2,770,056         $ 2,770,056
Buildings, improvements and
  other capitalized costs                  4,894,641           4,894,641
Investment valuation allowance            (1,500,000)         (1,500,000)
Accumulated depreciation and
  amortization                            (2,017,356)         (1,918,953)
Net operating assets (liabilities)            75,455             (44,191)
                                         -----------         -----------
                                         $ 4,222,796         $ 4,201,553
                                         ===========         ===========


Note 4 - Subsequent Event
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1998 were made on October 29, 1998 in the aggregate amount of $363,200 ($7.37 per limited partnership unit). In addition, two special distributions were also made on October 29, 1998. A distribution from excess operating cash flow totaling $234,577 ($4.76 per limited partnership unit) and a special capital distribution, from working capital reserves, in the amount of $491,783 ($10.08 per limited partnership unit).

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest on December 31, 1988. A total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate and for the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments; one investment was sold in each of 1990, 1994, and 1997 and two investments were sold in 1998. Through September 30, 1998, capital of $37,162,795 ($761.72 per limited partnership unit) has been returned to the limited partners as a result of these sales and the reduction of cash reserves. On October 29, 1998, the Partnership distributed capital of $491,783 ($10.08 per limited partnership unit) which represented a reduction in original working capital. This capital distribution reduces the adjusted capital contribution to $228.20.

     On July 14, 1998 the joint venture in which the Partnership held a 50% interest sold the White Phonic property in Petaluma, Cafifornia, to an unaffiliated third party (the "Buyer") for a total gross sale price of $5,380,000. The Partnership received its share of the net proceeds of $4,260,531, after closing costs, representing a return of capital and accrued interest plus its participation in net sales proceeds of $965,671 and recognized a gain of $1,051,219 ($21.33 per limited partnership unit). A disposition fee of $161,400 was accrued but not paid to the Advisor. On July 30, 1998, the Partnership made a capital distribution of $4,279,683 ($87.72 per limited partnership unit) from the proceeds of the sale.

     On August 7, 1998 the Waterford Apartments, in Frederick, Maryland, which was owned by the Partnership (75%) and an affiliate (25%), was sold to an institutional buyer (the "Buyer") which is unaffiliated with the Partnership. The total sales price was $21,800,000. The Partnership received its share of the net proceeds totaling $16,338,750, after closing costs and recognized a gain of $6,227,526 ($126.37 per limited partnership unit). A disposition fee of $490,500 was accrued but not paid to the Advisor. On August 26, 1998, the Partnership made a capital distribution of $16,309,341 ($334.29 per limited partnership unit) from the proceeds of the sale.

     At September 30, 1998, the Partnership had $3,579,646 in cash and cash equivalents, of which $597,777 was used for operating cash distributions, and $491,783 for capital distributions to partners on October 29, 1998; the remainder is being retained as working capital reserves. The adjusted capital contribution was reduced from $660.29 to $238.28 per limited partnership unit during the third quarter of 1998, with the distributions of the sales proceeds from White Phonic and Waterford Apartments. Distributions of cash from operations relating to the first and second quarters of 1998 were made at an annualized rate of 6.25% on the adjusted capital contribution. Distributions of cash from operations relating to the third quarter of 1998 were made at an annualized rate of 6.25% on the weighted average adjusted capital contribution due to the mid-quarter sales of White Phonic and Waterford Apartments. Distributions of cash from operations relating to the first, second and third quarters of 1997 were made at an annualized rate of 5.5% on the adjusted capital contribution.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1998, the appraised value of each real estate investment exceeded its carrying value; the aggregate excess was approximately $2,138,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Partnership's Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     The Year 2000 Issue is a result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business operations.

     The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of AEW Real Estate Advisors, Inc., to generate financial information and to provide other services which are dependent on the use of computers. The Partnership has obtained assurances from AEW Capital Management that:

     .    AEW Capital Management has developed a Year 2000 Plan (the "Plan")
consisting of five phases: inventory, assessment, testing, remediation/repair and certification.

     .    As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

     .    AEW Capital Management expects to conclude the internal testing, remediation/repair and certifications of its Plan no later than December 31, 1998.

     The Partnership also relies on joint venture partners and/or property managers to supply financial and other data with respect to its real properties. The Partnership is in the process of surveying these third party providers and assessing their compliance with Year 2000 requirements. To date, the Partnership is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Partnership has not yet obtained written assurances that these providers would be Year 2000 compliant.

     The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Results of Operations
---------------------

     Form of Real Estate Investments

     The Wilmington Industrial investment is a wholly-owned property. The Stemmons Industrial investment, which was sold in September 1997, was also a wholly-owned property. The other real estate investments in the portfolio are joint ventures.

     Operating Factors

     The Partnership's two industrial properties (Prentiss Copystar and Wilmington) were 100% leased at September 30, 1998, as they were at September 30, 1997.

     The Partnership sold its Stemmons Industrial investment on September 29, 1997, and recognized a gain of $248,172. Stemmons Industrial was vacant at the time of sale, as it had been since February 1996, with the expiration of a short term lease for 82% of the space.

     As previously discussed, the White Phonic industrial property was sold on July 14, 1998, and the Partnership recognized a gain of $1,051,218. At the time of the sale, White Phonic was 100% leased to a single tenant, as it had been since September 30, 1997.

     In addition, the Waterford Apartments was sold on August 7, 1998, and the Partnership recognized a gain of $6,227,526. At the time of the sale, the Waterford Apartments was 96% leased. At September 30, 1997 it was 93% leased.

Investment Results
------------------

     For the three and nine months ended September 30, 1998, operating results from real estate operations were $172,631 and $1,123,297, respectively, compared to $385,581 and $1,109,156 for the comparable periods in 1997. The decrease of $212,950 for the comparative three month periods is primarily due to lower joint venture earnings as a result of the sale of White Phonic and Waterford Apartments. The increase of $14,141 for the comparative nine month periods is primarily due to improved operating results for owned property in 1998 due to the sale of Stemmons Industrial, which was vacant in 1997 until the time of sale.

     Interest on cash equivalents and short-term investments for the three and nine months ended September 30, 1998, was $91,285 and $182,882, respectively, compared to $71,515 and $206,148 for the same periods in 1997. The increase of approximately $20,000 or 28% for the comparative three month periods is primarily due to higher average investment balances in 1998 as a result of the receipt of the White Phonic and Waterford Apartments sales proceeds. The decrease of approximately $23,000 or 11% for the comparative nine month periods is primarily due to lower investment balances.

     The increase in operating cash flow of approximately $109,000 between the first nine months of 1997 and 1998 is primarily due to the increases in working capital and an increase in distributions from joint ventures.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     For the three and nine months ended September 30, 1998, management fees were $59,121 and $159,719, respectively, compared to $124,530 and $227,564 for the comparable periods in 1997. The decrease of management fees for the respective three and nine month periods is due to less operational cash available for distributions as a result of the sale of Stemmons Industrial in 1997, and the sales of White Phonic and Waterford Apartments in 1998.

     General and administrative expenses for the three and nine months ended September 30, 1998 were $36,737 and $142,461, respectively, compared to $45,003 and $151,281 for the same periods in 1997. The decrease in expenses for the respective three and nine month periods is primarily due to lower appraisal fees as a result of the sale of investments.

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP
                                   FORM 10-Q


                     FOR QUARTER ENDED SEPTEMBER 30, 1998

                                    PART II


                               OTHER INFORMATION



Items 1-5.    Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits:   (27)  Financial Data Schedule

          b. Reports on Form 8-K: During the quarter ended September 30, 1998, a Current Report on Form 8-K was filed on July 27, 1998 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial statements and Exhibits), relating in both cases to the July 7, 1998 sale of White Phonic. Also during the quarter ended September 30, 1998, a Current Report on Form 8-K was filed on August 20, 1998 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial statements and Exhibits), relating in both cases to the August 7, 1998 sale of Waterford Apartments.

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



                             COPLEY PENSION PROPERTIES VI;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)


November 13, 1998
                              /s/ J. Christopher Meyer III
                              -------------------------------
                                J. Christopher Meyer III.
                                President, Chief Executive Officer
                                And Director of Managing General Partner,
                                Sixth Copley Corp.



November 13, 1998
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Sixth Copley Corp.