Form 10-K405
period 1998-12-31
COPLEY PENSION PROPERTIES VI
filed 1999-03-30
CIK 824209

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              __________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                          Commission File No. 0-17807

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

                               (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes   X       No  ___
                                       ---

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

     As of December 31, 1998 the Partnership is invested in the two real property investments described below. During 1990, a joint venture in which the Partnership was a partner sold its interest in a third real estate investment located in Chino Hills, California. The Partnership made a distribution to the Limited Partners in the amount of $48.17 per Unit. During 1994, a joint venture in which the Partnership was a partner sold its interest in a fourth investment located in Phoenix, Arizona. The Partnership made a distribution to the Limited Partners of $182.85 per Unit. In 1997, the Partnership sold a fifth investment located in Farmers Branch, Texas. The Partnership made a capital distribution to the Limited Partners of $88.84 per Unit. During 1998, two joint ventures in which the Partnership was a partner sold their respective interests in a sixth and a seventh investment in Petaluma, California and Frederick, Maryland. The Partnership made capital to the Limited Partners distributions of $87.72 and $334.29 per unit, respectively. The Partnership has no current plans to renovate, improve or further develop any of its real property investments. In the opinion of the Managing General Partner of the Partnership, the properties are adequately covered by insurance.

     The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

     A.   Industrial Building in Carson, California ("Wilmington Industrial").
          -------------------------------------------------------------------

     On July 18, 1988 the Partnership acquired a 60% interest in a joint venture with an affiliate of The Hewson Company. On November 15, 1989, the Partnership agreed to increase its maximum commitment from $6,685,000 to $7,285,000. On February 1, 1991, the Partnership agreed to further increase its maximum commitment to $8,085,000. The Partnership made capital contributions totaling $7,774,402. As of December 31, 1991, because of the developer partner's inability to fund its share of capital contributions, the Partnership assumed 100% ownership of the joint venture's assets, which consist primarily of approximately 5.77 acres of land in Carson, California and an approximately 115,732 square foot multi-tenant industrial building located thereon. As of December 31, 1998, the building was 100% leased.

     B.   Industrial Building in Itasca, Illinois ("Prentiss Copystar").
          -------------------------------------------------------------

     On May 23, 1991, the Partnership acquired a 51.75% interest in a joint venture formed with Copley Pension Properties VII; A Real Estate Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 23.25% interest, and with an affiliate of Prentiss Properties, Ltd. As of December 31, 1998, the Partnership had contributed $2,296,411 to the capital of the joint venture, of which $63,563 had been returned to the Partnership. Of the capital contributed and not returned, $1,542,848 is characterized as Senior Capital and $690,000 is characterized as Junior Capital. The joint venture agreement entitles the Partnership to receive a preferred compounded monthly return of 11% per annum of which the return on Senior Capital will be payable currently and the return on Junior Capital may accrue and compound monthly if sufficient cash flow is not available therefor. If the Senior Capital is repaid prior to the termination of the joint venture, the Partnership will be entitled to receive a return on the Senior Capital at the lesser of 11% per annum or the interest rate for treasury bonds having a maturity date coinciding with the termination of the joint venture, plus 75 basis points. The joint venture agreement also entitles the Partnership to receive 51.75% of the net proceeds of sales and financings after return of its capital and 51.75% of cash flow remaining after payment of the preferred return.

     The joint venture owns approximately 3.75 acres of land in Itasca, Illinois and during 1991 completed construction thereon of an approximately 70,535 square foot single-story industrial building. At December 31, 1998, the building was 100% leased to a single tenant for a term which expires in 1999. The tenant has an option that commenced in September, 1995 to purchase the facility at fair market value. As of December 31, 1998, the tenant has not expressed any interest in exercising the option.

Item 2. Properties
        ------------

      The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:

-----------------------------------------------------------------------------------------------------------------------------
                                                      NUMBER
                                    ESTIMATED           OF                                                         ANNUAL
                                      1998           TENANTS                                                      CONTRACT
                                     ANNUAL          WITH 10%                                      SQUARE           RENT
                                     REALTY            OR              NAMES (S) OF                FEET OF          PER
PROPERTY                              TAXES         MORE OF GLA          TENANT(S)               EACH TENANT      SQ. FT.
-----------------------------------------------------------------------------------------------------------------------------
Industrial Building in Carson,        $75,000            4           Practical Packaging            57,183         $5.04
 CA
                                                                     Del Monte                      26,545         $5.42

                                                                     Continental Wire               11,682         $5.64

                                                                     Haagen-Dazs                    12,000         $6.53

Industrial Building, Itasca, IL       $72,500            1           Mita Copystar of America,      70,535         $5.30
                                                                     Inc.
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
                                                                              LINE OF
                                                                              BUSINESS
                                           LEASE           RENEWAL          OF PRINCIPAL
PROPERTY                                 EXPIRATION        OPTIONS            TENANTS
Industrial Building in Carson,            Dec, 2001          N/A           Packaging
 CA
                                          Dec, 1999       Two 5 year       Fruit and Fruit
                                                                           Products

                                          Dec, 1999          N/A           Wire Fabrication

                                          Nov, 2001          N/A           Ice Cream

Industrial Building, Itasca, IL           Sept, 1999         None          Photocopier
                                                                           Distributor
-----------------------------------------------------------------------------------------------

      The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's properties:

-----------------------------------------------------------------------------------------------------------
                                                                               RENTAL
              PROPERTY                   GROSS LEASABLE       YEAR-END        REVENUE       NET EFFECTIVE
                                              AREA            OCCUPANCY      RECOGNIZED     ENT ($/SF/YR)*
-----------------------------------------------------------------------------------------------------------
                                                                                            C>
Industrial Building in Carson,  CA
-------------------------------------
                1994                         115,732             100%         $641,008         $5.54
                1995                         115,732              89%         $620,300         $6.58
                1996                         115,732             100%         $709,199         $7.08
                1997                         115,732             100%         $752,941         $6.51
                1998                         115,732             100%         $726,314         $6.28


Industrial Building, Itasca, IL
-------------------------------------
                1994                          70,535             100%         $475,000         $6.73
                1995                          70,535             100%         $479,000         $6.79
                1996                          70,535             100%         $492,000         $6.98
                1997                          70,535             100%         $462,000         $6.55
                1998                          70,535             100%         $468,095         $6.64
-------------------------------------------------------------------------------------------------------

* Net effective rent calculation is based on average occupancy during the respective years.

      Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1998:

------------------------------------------------------------------------------------------------------------------
                                                TENANT AGING REPORT

               PROPERTY                    # OF LEASE         TOTAL               TOTAL            PERCENTAGE OF
                                          EXPIRATIONS      SQUARE FEET        ANNUAL RENTAL        GROSS ANNUAL
                                                                                                     RENTAL*
------------------------------------------------------------------------------------------------------------------
Industrial Building in Carson,  CA
---------------------------------------
                 1999                          2            38,227             $196,416                  32%
                 2000                          3            77,475             $412,729                  68%
                 2001                          0                 0             $      0                   0%
                 2002                          0                 0             $      0                   0%
                 2003                          0                 0             $      0                   0%
                 2004                          0                 0             $      0                   0%
                 2005                          0                 0             $      0                   0%
                 2006                          0                 0             $      0                   0%
                 2007                          0                 0             $      0                   0%
                 2008                          0                 0             $      0                   0%


Industrial Building, Itasca, IL
---------------------------------------
                 1999                          1            70,535             $281,000                 100%
                 2000                          0                 0             $      0                   0%
                 2001                          0                 0             $      0                   0%
                 2002                          0                 0             $      0                   0%
                 2003                          0                 0             $      0                   0%
                 2004                          0                 0             $      0                   0%
                 2005                          0                 0             $      0                   0%
                 2006                          0                 0             $      0                   0%
                 2007                          0                 0             $      0                   0%
                 2008                          0                 0             $      0                   0%
------------------------------------------------------------------------------------------------------------------

Does not include expenses paid by tenants.

      The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed for purposes of depreciation, and (v) accumulated depreciation.

                                                               Rate of                   Life      Accumulated
          Entity / Property                   Tax Basis      Depreciation     Method   in years   Depreciation
---------------------------------------------------------------------------------------------------------------
Industrial Building in Carson, CA
--------------------------------------
Building                                        $3,727,028          2.50%     SL            40       $  845,990
                                                ----------                                           ----------
Total Depreciable Assets                        $3,727,028                                           $  845,990

Industrial Building in Itasca, IL
--------------------------------------
Building                                        $2,121,478          2.50%     SL            40       $  386,117
                                                ----------                                           ----------
Total Depreciable Assets                        $2,121,478                                           $  386,117

Total Depreciable Assets                        $5,848,506                                           $1,232,107
                                                ==========                                           ==========
---------------------------------------------------------------------------------------------------------------

SL = Straight Line

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

Industrial Building in Carson, California
-----------------------------------------

The property is located in the South Bay sub-market, within the greater Los Angeles industrial market. The South Bay sub-market, with 3,905 industrial buildings totaling approximately 200 million square feet, represents approximately 23% of the total Los Angeles industrial market. Leasing activity in 1998 in the South Bay industrial market totaled 12 million square feet, approximately 38% higher than in 1997, and the vacancy rate dipped to 5.5% at year-end, compared to 5.8% in 1997. The unemployment rate in the submarket was 6.7%, essentially unchanged from year-end 1997.

Industrial Building in Itasca, Illinois
---------------------------------------

This industrial building is located west of Chicago in northeast DuPage County. Northeast DuPage has the highest concentration of industrial space of any submarket in DuPage County. Most tenants in this submarket rely heavily on close proximity to O'Hare International Airport and convenient access to Interstates 355, 290, 90 and the Elgin-O'Hare Expressway. The O'Hare Area market consists of approximately 109 million square feet of industrial space, of which approximately 6.1% was vacant at year-end 1998, compared to 7.2% at year-end 1997. Approximately 1 million square feet of space was added to the market and rental rates were largely unchanged during the year.

 Item 3. Legal Proceedings.
         -------------------

         The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         -----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         ----------------------------------------------------------------
            Matters.
            ---------

         There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of December 31, 1998, there were 6,389 holders of Units.

         The Partnership's Amended and Restated Agreement of Limited
Partnership dated July 28, 1988, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1998, cash distributions paid in 1998 or distributed after year end with respect to 1998 to the Limited Partners as a group totaled $22,855,715, including $20,589,024 of returned capital from the proceeds of joint venture sales and $491,783 of returned capital from original working capital reserves. For the year ended December 31, 1997, cash distributions paid in 1997 or distributed after year end with respect to 1997 to the Limited Partners as a group totaled $8,111,492, including $4,334,326 of returned capital from the proceeds of a property sale and $968,442 of returned capital from original working capital reserves.

         Cash distributions exceeded net income in 1998 and 1997 and therefore resulted in a reduction of partners' capital. Cash distributions in 1998 and 1997 exceeded cash provided by operating activities. Reference is made to the Partnership's Statement of Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6. Selected Financial Data.
        -------------------------


                          For Year        For Year        For Year          For Year          For Year
                          Ended or        Ended or        Ended or          Ended or          Ended or
                           as of :         as of :         as of :           as of :           as of :
                         12/31/98(1)     12/31/97 (2)      12/31/96        12/31/95 (3)      12/31/94 (4)
                   ------------------------------------------------------------------------------------------
Revenues                 $9,098,258       $ 2,688,336     $ 2,250,424      $ 2,662,452       $  5,885,003

Net Income (Loss)        $8,384,390       $ 1,588,309     $ 1,186,133      $  (206,204)      $  4,677,407

Net Income (Loss)
per Limited
Partnership Unit         $   170.13       $     32.23     $     24.07      $     (4.18)       $     94.91

Total Assets             $8,497,702       $22,706,302     $29,099,680      $30,094,908        $32,766,653


Total Cash
Distributions
per Limited
Partnership
Unit, including
amounts
distributed
after year end
with respect to
such year                $  468.47        $    166.26     $     42.28      $     50.00        $   237.73


(1) Revenues and net income in 1998 include a gain $7,563,334 on the sales of White Phonic and Waterford Apartments..

(2) Revenues and net income in 1997 include a gain of $248,172 on the sale of the Stemmons Industrial property.

(3) Net loss in 1995 includes a provision of $1,500,000 to recognize the impairment of a real estate investment.

(4) Revenues and net income in 1994 include a gain of $2,869,376 on the sale of the Lakewood property.

ITEM 7.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnership completed its offering of units of limited partnership interest in December 1988 and a total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs or retained as working capital reserves. The Partnership currently holds the two investments described in A. and B. of Item 1 hereof. In addition, one investment was sold in each of 1990, 1994 and 1997 and two investments were sold in 1998. Through December 31, 1998, capital of $37,654,578 ($771.80 per limited partnership unit) has been returned to the limited partners; $36,194,353 as a result of sales and $1,460,225 as a result of a discretionary reduction of original working capital previously held in reserves.

      On August 7, 1998, the Waterford Apartments, in Frederick, Maryland, which was owned by the Partnership (75%) and an affiliate (25%), was sold to an institutional buyer which is unaffiliated with the Partnership. The Partnership received its share of the net proceeds totaling $16,338,750, after closing costs, and recognized a gain of $6,227,526 ($126.37 per limited partnership unit). A disposition fee of $490,500 was accrued but not paid to AEW Real Estate Advisors, Inc. (the "Advisor"). On August 26, 1998, the Partnership made a capital distribution of $16,309,341 ($334.29 per limited partnership unit) from the proceeds of the sale.

  On July 14, 1998, a joint venture in which the Partnership held a 50% interest, sold the White Phonic property in Petaluma, Cafifornia, to an unaffiliated third party for a total gross sale price of $5,380,000. The Partnership received its share of the net proceeds of $4,279,751 after closing costs, representing a return of capital and accrued interest plus its participation in net sales proceeds of $965,671 and recognized a gain of $1,335,808 ($27.06 per limited partnership unit). A disposition fee of $161,400 was accrued but not paid to the Advisor. On July 30, 1998, the Partnership made a capital distribution of $4,279,683 ($87.72 per limited partnership unit) from the proceeds of the sale.

      At December 31, 1998, the Partnership had $2,605,486 in cash and cash equivalents, of which $177,914 was used for cash distributions to partners on January 28, 1998; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will be primarily cash generated by the Partnership's cash and cash equivalents and real estate investments. Distributions of cash from operations relating to the first and second quarters of 1998 were made at an annualized rate of 6.25% on the adjusted capital contribution. Distributions of cash from operations relating to the third and fourth quarters of 1998 were made at an annualized rate of 6.25% on the weighted average adjusted capital contribution due to the mid-quarter sales of White Phonic and Waterford Apartments as well as a distribution of original working capital during the fourth quarter of 1998. Also during the fourth quarter of 1998, a distribution of $4.76 per limited partnership unit was made from operational cash previously held in reserves. Distributions of cash from operations relating to the first three quarters of 1997 were made at the annualized rate of 5.5% on the adjusted capital contribution.

The fourth quarter distribution of cash from operations was made at the annualized rate of 6.25% on the weighted average capital contribution. Also during the fourth quarter of 1997, a distribution of $14.98 per limited partnership unit was made from operational cash previously held in reserves.

      The carrying value of real estate investments in the financial statements at December 31, 1998 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1998, the appraised value of each of the Partnership's real estate investments exceeded their related carrying value by an aggregate of approximately $2,556,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

      Year 2000 Readiness Disclosure
      ------------------------------

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

      . AEW Capital Management expects to conclude the internal testing, remediation/repair and certifications of its Plan no later than June 30, 1999.

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

  The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borned by AEW Capital Management and the property managers.


RESULTS OF OPERATIONS
---------------------

      FORM OF REAL ESTATE INVESTMENTS

      The Wilmington Industrial investment is a wholly-owned property. Effective July 1, 1994, the Stemmons Industrial joint venture investment was converted to a wholly-owned property; the property was subsequently sold in September 1997. The Prentiss Copystar investment is a joint venture.

      OPERATING FACTORS

      The Partnership's two industrial properties (Prentiss Copystar and Wilmington ) were 100% leased at December 31, 1998 and December 31, 1997.

      As discussed above, the Partnership sold its Stemmons Industrial investment on September 29, 1997, and recognized a gain of $248,172. Stemmons Industrial was vacant at the time of sale, as it had been since February 1996, with the expiration of a short term lease for 82% of the space.

      As discussed above, the White Phonic industrial property was sold on July 14, 1998, and the Partnership recognized a gain of $1,335,808. At the time of the sale, White Phonic was 100% leased to a single tenant, as it had been since September 30, 1997.

      In addition, the Waterford Apartments was sold on August 7, 1998, and the Partnership recognized a gain of $6,227,526. At the time of the sale, the Waterford Apartments was 96% leased. At December 31, 1997 it was 93% leased.

      INVESTMENT ACTIVITY

      Interest income on cash equivalents and short-term investments decreased by approximately $56,000 or 20% compared to 1997 due primarily to lower average investment balances as a result of the sale of investments previously discussed. Interest income on cash equivalents and short-term investments increased by approximately $7,000 compared to 1996 due primarily to higher average investment balances as a result of the temporary investment of the receipt of the Stemmons Industrial sales proceeds.

      1998 COMPARED TO 1997

      Exclusive of net losses from operations from Stemmons Industrial of ($172,798) in 1997, total real estate operations for 1998 was $962,716, a decrease from $1,698,187 for the comparable period of 1997. The decrease of approximately $735,000 or 43% is primarily due to lower joint venture earnings as a result of the sale of White Phonic and Waterford Apartments.

      The decrease in operating cash flow of approximately $330,000 between 1997 and 1998 is primarily due to the decrease in distributions from joint ventures as a result of sales and increases in working capital.

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

      1998 COMPARED TO 1997


     The Partnership management fee decreased approximately $103,000 between 1998 and 1997 due to less operational cash available for distributions as a result of the sale of Stemmons Industrial in 1997, and the sales of White Phonic and Waterford Apartments in 1998. General and administrative expenses increased approximately $3,500 or 2% primarily due to an increase in investor servicing fees in 1998.

      1997 COMPARED TO 1996

      The Partnership management fee increased approximately $75,000 between 1997 and 1996 due to management fees incurred due to a special distribution of previously undistributed operating reserves and to the increase in the fourth quarter 1997 distribution rate. General and administrative expenses decreased approximately $22,000 primarily due to a decrease in professional fees for 1997 which was the result of a reduction in accounting, legal and appraisal fees.



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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

  The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 1998. The Partnership's only other financial instruments (as defined by Financial Accounting Standards Board Statement No. 107) are its cash and cash equivalents for which cost approximates market value.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

         See the Financial Statements of the Partnership included as a part of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         ----------------------

         The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.


                                   PART III
                                   --------

Item 10. Directors and Executive Officers of the Registrant.
         ----------------------------------------------------

         (a) and (b) Identification of Directors and Executive Officers.
                     --------------------------------------------------

         The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1998.

Name                         Position(s) with the Managing General Partner             Age
----                         --------------------------------------------              ---
J. Christopher Meyer, III    President, Chief Executive Officer and Director            51
Pamela J. Herbst             Vice President and Director                                43
J. Grant Monahon             Vice President                                             53
James J. Finnegan            Vice President                                             38
Karin J. Lagerlund           Treasurer and Principal Financial and Accounting Officer   34

         (c)  Identification of Certain Significant Employees.
              -------------------------------------------------

              None

         (d)  Family Relationships.
              -----------------------------

              None.

         (e)  Business Experience.
              ---------------------

              The Managing General Partner was incorporated in Massachusetts on October 13, 1987. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

J. Christopher Meyer, III joined AEW Real Estate Advisors, Inc. ("AEW") , formerly known as Copley Real Estate Advisors, Inc., in 1987 and has been an officer at AEW since then. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"), of which he is also a Director. Prior to joining AEW, he had senior positions with several regional real estate development concerns, including Chief Financial Officer of Ford Motor Land Development Corporation. His career at AEW has included asset management responsibility for the company's Eastern Region, and portfolio manager for several commingled real estate funds. Presently, Mr. Meyer has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934, and for several commingled funds. He received a B.A. in Statistics from Princeton University and in MBA from the Wharton School of the University of Pennsylvania.

Pamela J. Herbst directs AEW Capital Management's Institutional Real Estate Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital

Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc. where she held various senior level positions in asset and portfolio management, acquisitions and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining the predecessor of AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

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

Karin J. Lagerlund directs the Institutional Real Estate Services Portfolio Accounting Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years experience in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).

(f)  Involvement in Certain Legal Proceedings.
       ------------------------------------------

            None.

Item 11. Executive Compensation.
         --------------------------

       Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1, 2 and 6 of Notes to Financial Statements.

       The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1998:

                                                                       Amount of
                                                                     Compensation
                                                                          and
Receiving Entity                      Type of Compensation           Reimbursement
----------------                      --------------------           --------------
General Partners                      Share of Distributable Cash        $ 18,052

AEW Real Estate Advisors, Inc.        Management Fees and                 177,313
                                      Expense Reimbursements

New England Securities Corporation    Servicing Fees and                   10,287
                                                                           ------
                                      Expense Reimbursement

                                      Advisory Services

                                      TOTAL:                             $205,652
                                                                         ========

         For the year ended December 31, 1998, the Partnership allocated $85,206 of taxable income to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

 (a)  Security Ownership of Certain Beneficial Owners
      -----------------------------------------------

       No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1998. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

       Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

(b)  Security Ownership of Management.
     -----------------------------------

     The General Partners of the Partnership owned no Units at December 31,
1998.

(c)  Changes in Control.
     ---------------------

     There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.
-------------------------------------------------------------

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

       (b) Reports on Form 8-K. During the last quarter of the year ended December 31, 1998, the Partnership filed no Current Report on
           Form 8-K

                       COPLEY PENSION PROPERTIES VI;

                     A REAL ESTATE LIMITED PARTNERSHIP



                            Financial Statements


                          * * * * * * * * * * * *



                             December 31, 1998

                         COPLEY PENSION PROPERTIES VI
                         ----------------------------
                       A REAL ESTATE LIMITED PARTNERSHIP
                       ---------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                  ------------------------------------------

Report of Independent Accountants

Financial Statements:

     Balance Sheets--December 31, 1998 and 1997

     Statements of Operations--Years ended December 31, 1998, 1997 and 1996

     Statements of Partners' Capital (Deficit)--Years ended
       December 31, 1998, 1997 and 1996

     Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996

     Notes to Financial Statements

Financial Statement Schedule:

     Schedule III--Real Estate and Accumulated Depreciation at December 31, 1998, 1997 and 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Partners

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

In our opinion, based upon our audits and the reports of other auditors for the years ended December 31, 1998, 1997 and 1996, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Pension Properties VI; A Real Estate Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Sixth Copley Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's Waterford Apartments and White Phonic joint venture investees (collectively, the "Ventures") for the year ended December 31, 1996 which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for the Ventures aggregated $1,002,020 for the year ended December 31, 1996. We also did not audit the financial statements of 21136 Wilmington Avenue, a wholly-owned property, for the year ended December 31, 1996 which statements reflect operating income of $346,024 for the year ended December 31, 1996. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for the Ventures for the year ended December 31, 1996 and for the amounts for 21136 Wilmington Avenue for the year ended December 31, 1996 is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1998, 1997 and 1996 provide a reasonable basis for the opinion expressed above.



/s/  PricewaterhouseCoopers  LLP
--------------------------------
Boston, Massachusetts
March 19, 1999

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                                            December 31,
                                                    -----------------------
                                                       1998         1997
                                                    ----------  -----------
ASSETS

Real estate investments:
 Joint ventures                                     $1,649,433  $14,966,370
 Property, net                                       4,242,783    4,201,553
                                                    ----------  -----------
                                                     5,892,216   19,167,923

Cash and cash equivalents                            2,605,486    2,105,728
Short-term investments                                       -    1,432,651
                                                    ----------  -----------
                                                    $8,497,702  $22,706,302
                                                    ==========  ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                    $  115,195  $    92,737
Accrued management fee                                  17,595       53,028
Deferred disposition fees                            1,369,577      717,677
                                                    ----------  -----------
Total liabilities                                    1,502,367      863,442
                                                    ----------  -----------

Partners' capital (deficit):
 Limited partners ($228.20 and $660.29 per
 Unit, respectively; 160,000 units authorized;
 48,788 units issued and outstanding)                6,981,503   21,891,360
 General partners                                       13,832      (48,500)
                                                    ----------  -----------
Total partners' capital                              6,995,335   21,842,860
                                                    ----------  -----------

                                                    $8,497,702  $22,706,302
                                                    ==========  ===========

                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                             Year ended December 31,
                                      ------------------------------------
                                            1998         1997         1996
                                      ----------   ----------   ----------
INVESTMENT ACTIVITY

Property rentals                      $  729,877   $  813,691   $  818,078
Property operating expenses             (216,377)    (374,736)    (369,959)
Depreciation and amortization           (136,912)    (264,913)    (286,940)
                                      ----------   ----------   ----------
                                         376,588      174,042      161,179

Joint venture earnings                   586,128    1,351,347    1,164,123

 Total real estate operations            962,716    1,525,389    1,325,302

Gain on sales of property              7,563,334      248,172            -
                                      ----------   ----------   ----------


 Total real estate activity            8,526,050    1,773,561    1,325,302

Interest on cash equivalents
 and short-term investments              218,919      275,126      268,223
                                      ----------   ----------   ----------

 Total investment activity             8,744,969    2,048,687    1,593,525
                                      ----------   ----------   ----------

PORTFOLIO EXPENSES

Management fee                           177,313      280,592      206,070
General and administrative               183,266      179,786      201,322
                                      ----------   ----------   ----------
                                         360,579      460,378      407,392
                                      ----------   ----------   ----------

NET INCOME                            $8,384,390   $1,588,309   $1,186,133
                                      ==========   ==========   ==========

Net income per limited
 partnership unit                        $170.13       $32.23       $24.07
                                      ==========   ==========   ==========

Cash distributions per limited
 partnership unit                        $475.74      $165.95       $44.21
                                      ==========   ==========   ==========

Number of limited partnership
 units outstanding during the year        48,788       48,788       48,788
                                      ==========   ==========   ==========

                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                                Year ended December 31,
                        --------------------------------------------------------------------------
                                  1998                     1997                      1996
                        ---------------------     ----------------------   -----------------------
                         General     Limited      General       Limited    General        Limited
                        Partners     Partners     Partners      Partners   Partners       Partners
                        --------     --------     --------      --------   --------       --------
Balance at beginning
  of year               $(48,500)  $ 21,891,360   $(36,164)  $28,415,303   $(26,238)   $29,397,948

Cash distributions       (21,512)   (23,210,403)   (28,219)   (8,096,369)   (21,787)    (2,156,917)

Net income                83,844      8,300,546     15,883     1,572,426     11,861      1,174,272
                        --------   ------------   --------   -----------   --------    -----------
Balance at end
  of year               $ 13,832   $  6,981,503   $(48,500)  $21,891,360   $(36,164)   $28,415,303
                        ========   ============   ========   ===========   ========    ===========

                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                Year ended December 31,
                                                   ----------------------------------------
                                                       1998          1997          1996
                                                   ------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $  8,384,390   $ 1,588,309   $ 1,186,133
 Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                         136,912       264,913       286,940
  Equity in joint venture income                       (586,128)   (1,351,347)   (1,164,123)
  Cash distributions from joint ventures              1,511,850     1,849,700     1,871,702
  Gain on sales of joint ventures                    (7,563,334)     (248,172)            -
  Increase in deferred leasing costs and
   other assets                                          (8,577)         (556)      (34,104)
  (Increase) decrease in investment income
    receivable                                           27,032        (1,152)      (16,876)
  Increase in property working capital                 (162,397)      (52,369)      (84,903)
  Increase (decrease) in operating liabilities          (12,975)        7,903        (2,657)
                                                   ------------   -----------   -----------
    Net cash provided by operating activities         1,726,773     2,057,229     2,042,112
                                                   ------------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in property                                       -             -      (132,458)
 Net proceeds from sale of investment                19,947,381     4,199,193             -
 Deferred disposition fee                               651,900       135,000             -
 Decrease in short-term
  investments, net                                    1,405,619       762,791       347,219
                                                   ------------   -----------   -----------
  Net cash provided by
    investing activities                             22,004,900     5,096,984       214,761
                                                   ------------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITY:
 Distributions to partners                          (23,231,915)   (8,124,588)   (2,178,704)
                                                   ------------   -----------   -----------
  Net cash used in financing activity               (23,231,915)   (8,124,588)   (2,178,704)
                                                   ------------   -----------   -----------

Net increase (decrease) in cash and
 cash equivalents                                       499,758      (970,375)       78,169

Cash and cash equivalents:
 Beginning of year                                    2,105,728     3,076,103     2,997,934
                                                   ------------   -----------   -----------

 End of year                                       $  2,605,486   $ 2,105,728   $ 3,076,103
                                                   ============   ===========   ===========

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

      On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC") a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich, Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW operations"). Simultaneously, a new entity, AEW Capital Management, L.P., was formed into which NEIC contributed its interest in Copley and its affiliates.
As a result, the AEW operations were combined with Copley to form the business operations of AEW Capital Management, L.P. At year end 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. Accordingly, at December 31, 1997, AEW Capital Management, L.P. was wholly owned by NEIC Operating Partnership, L.P. AEW is a subsidiary of AEW Capital Management, L.P. Effective April 1, 1998, NEIC changed its name to Nvest, L.P. and NEIC Operating Partnership, L.P. changed its name to Nvest Companies, L.P.

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

      Management

      AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash from operations, as defined, before deducting such fees. The deferred management fees of $112,441 incurred through 1990 were paid to AEW in September 1994 with a portion of the proceeds from the sale of Lakewood Apartments. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($17,000 in 1998, $17,026 in 1997, and $21,352 in 1996). Acquisition fees were paid in an amount equal to 2% of the gross proceeds from the offering, at the time commitments were initially funded. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Deferred disposition fees were $1,369,577 and $717,677 at December 31, 1998 and 1997, respectively.

      New England Securities Corporation ("NESC"), an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $10,287, $9,669 and $9,211 in 1998, 1997 and 1996, respectively. Fees to Back Bay Advisors, L.P., a wholly-owned subsidiary of Nvest Companies, L.P., for short-term investment advisory services totaled $0, $5,200 and $6,278, for the same annual periods.

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

      Carrying value may be greater or less than current appraised value. At December 31, 1998, the appraised values of investments exceeded the related carrying value by an aggregate of approximately $2,556,000. At December 31, 1997, the appraised values of investments exceeded the related carrying values by an aggregate of approximately $8,558,000.

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

      The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost, plus accrued interest which approximates market value. At December 31, 1997, all investments were in commercial paper with less than seven months remaining to maturity.

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

      Segment Data
      ------------

  Effective January 1, 1998, the Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments on an Enterprise and Related Information" (FAS 131). Based on the criteria established in FAS 131, the Managing General Partner has determined that the Partnership operates in one operating segment which is investing in real estate properties which are domiciled in the United States of America.

      Reclassifications
      -----------------

      Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

      The Partnership had invested in seven real estate joint ventures, organized as general partnerships with a real estate management/development firm and, in three cases, with an affiliate of the Partnership. One joint venture sold its property in 1990; another joint venture investment was restructured into a wholly-owned property in 1991. During 1994, the Lakewood joint venture sold its property and the Stemmons Industrial investment was converted to a wholly-owned property; the latter property was subsequently sold in 1997. In 1998, the White Phonic and Waterford Apartments joint ventures were sold in July and August, respectively. The Partnership committed to make capital contributions to the ventures, which are generally subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The joint venture agreements provide for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of their ownership share in the event a venture partner does not contribute proportionately.

      The respective real estate management/development firm is responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The real estate management/development firm, or its affiliates, also provides various services to the respective joint venture for a fee.

      The following is a summary of cash invested in joint ventures, net of returns of capital and excluding acquisition fees:

                        Preferential
     Investment/           Rate of     Ownership          December 31,
       Location            Return       Interest        1998       1997
       --------            ------       --------        ----       ----
Waterford Apartments
 Frederick, MD             10.09%        48.75%     $        0  $14,099,978

White Phonic
 Petaluma, CA               10.0%           50%     $        0  $ 3,281,963

Prentiss Copystar
 Itasca, IL                 11.0%        51.75%     $2,232,848  $ 2,232,848


      Waterford Apartments
      --------------------

     On March 20, 1989, the Partnership entered into a joint venture with an affiliate of Bozzuto and Associates, and with an affiliate of the Partnership, to develop and operate a garden-style apartment complex. The Partnership and its affiliate collectively had a 65% ownership interest in the joint venture. The Partnership committed to contribute up to $14,100,000 to the capital of the joint venture. The preferential return related to $3,525,000 was payable currently only to the extent of available cash flow. In the event of a sale or refinancing prior to the tenth anniversary of the joint venture agreement, 25% of the Partnership's contribution would first be repaid unconditionally. The remaining 75% would be repaid subject to a premium designed to preserve the stipulated rate of return through the ninth anniversary of the joint venture agreement.

     On August 7, 1998, the joint venture sold the Waterford Apartments to an institutional buyer which is unaffiliated with the Partnership. The total gross sale price was $21,800,000. The Partnership received its share of the net proceeds totaling $16,338,750, after closing costs, and recognized a gain of $6,227,526 ($126.37 per limited partnership unit). A disposition fee of $490,500 was accrued but not paid to AEW. On August 26, 1998, the Partnership made a capital distribution of $16,309,341 ($334.29 per limited partnership unit) from the proceeds of the sale.

     White Phonic
     ------------

     On April 30, 1990, the Partnership entered into a joint venture with an affiliate of William C. White and George Vila to develop and operate an office/industrial building. The Partnership committed to make a maximum capital contribution of $3,450,000. During the first ten years, up to 1% of the preferential return could be deferred to the extent payments could not be made from operating and extraordinary cash flow.

     On July 14, 1998 the joint venture, in which the Partnership held a 50% interest, sold the White Phonic property in Petaluma, Cafifornia, to an unaffiliated third party for a total gross sale price of $5,380,000. The Partnership received its share of the net proceeds of $4,279,751 after closing costs, representing a return of capital and accrued interest plus its participation in net sales proceeds of $965,671 and recognized a gain of $1,335,808 ($27.11 per limited partnership unit). A disposition fee of $161,400 was accrued but not paid to AEW. On July 30, 1998, the Partnership made a capital distribution of $4,279,683 ($87.72 per limited partnership unit) from the proceeds of the sale.

     Prentiss Copystar
     -----------------

     On May 23, 1991, the Partnership entered into a joint venture with an affiliate of Prentiss Properties, Ltd., and an affiliate of the Partnership, to develop and operate an industrial facility. The Partnership and its affiliate collectively have a 75% interest in the joint venture. The Partnership committed to make a maximum capital contribution of $2,300,000. The preferential return related to $690,000 is payable currently only to the extent of available cash flow. If $1,610,000, or any portion thereof, is returned to the Partnership between the second and tenth anniversary of the joint venture agreement, the return will be increased by an amount sufficient to preserve the stipulated rate of return through the tenth anniversary. Future minimum rents due to the venture under a non-cancelable operating lease are $281,000 in 1999.

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

Summarized Financial Information
--------------------------------

      The following summarized financial information is presented in the aggregate for the joint ventures:

                             Assets and Liabilities
                             ----------------------

                                                    December 31,
                                           ------------------------------
                                              1998               1997
                                           ----------         -----------
Assets
  Real property, at cost less
    accumulated depreciation
    of $832,160 and
    $6,910,873 at December 31, 1998
    and 1997, respectively                 $2,421,223         $16,461,895
  Other                                        30,891           1,029,387
                                           ----------         -----------
                                            2,452,114          17,491,282

Liabilities                                    88,618             379,809
                                           ----------         -----------

Net assets                                 $2,363,496         $17,111,473
                                           ==========         ===========


                             Results of Operations
                             ---------------------

                                       Year ended December 31,
                                  ----------------------------------
                                     1998        1997        1996
                                  ----------  ----------  ----------
Revenue:
 Rental income                    $2,353,857  $3,883,758  $3,720,730
 Interest and other income            11,666       6,410       7,842
                                  ----------  ----------  ----------
                                   2,365,523   3,890,168   3,728,572
                                  ----------  ----------  ----------

Expenses:
 Operating expenses                1,018,966   1,395,823   1,367,708
 Depreciation and amortization       419,451     766,748     878,016
                                  ----------  ----------  ----------
                                   1,438,417   2,162,571   2,245,724
                                  ----------  ----------  ----------

Net income                        $  927,106  $1,727,597  $1,482,848
                                  ==========  ==========  ==========

      Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliates on behalf of their various financing arrangements with the joint ventures.

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

      On December 7, 1988, the Partnership entered into a joint venture with an affiliate of The Trammell Crow Company to acquire, rehabilitate and operate an industrial building known as Stemmons Industrial in Farmers Branch, Texas. The Partnership made a capital contribution of $5,307,504. Effective July 1, 1994, this joint venture was dissolved and the venture partner's interest was assigned to the Partnership. Accordingly, as of this date, the investment has been accounted for as a wholly-owned property.

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

      The following is a summary of the Partnership's remaining investment in property:

                                             December 31,
                                      --------------------------
                                          1998          1997
                                      ------------  ------------
Land                                  $ 2,770,056   $ 2,770,056
Buildings, improvements and
  other capitalized costs               4,903,218     4,894,641
Impairment provision                   (1,500,000)   (1,500,000)
Accumulated depreciation and
  amortization                         (2,048,698)   (1,918,953)
Net operating assets (liabilities)        118,207       (44,191)
                                      -----------   -----------
                                      $ 4,242,783   $ 4,201,553
                                      ===========   ===========


      The Wilmington Industrial building is being depreciated over 30 years and capitalized improvements are being depreciated over seven years. The $1,500,000 impairment provision was recorded in 1995.

      Tenant leases provide for minimum rents, subject to adjustment as stated in each lease. Tenants are also obligated to reimburse their pro-rata share of operating expenses. The minimum rents due under non-cancelable operating leases at Wilmington Industrial are as follows: $597,140 in 1999; $421,375 in 2000 and $157,910 in 2001.

NOTE 5 - INCOME TAXES
---------------------

      The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:


                                     Year ended December 31,
                              -------------------------------------
                                  1998         1997        1996
                              ------------  ----------  -----------
Net income  per financial
  statements                  $ 8,384,391   $1,588,309  $1,186,133
Timing differences:
    Joint venture earnings     (2,393,561)      33,639     288,647
    Property rentals              595,319       12,550     (15,318)
    Depreciation                   15,276       49,547     (28,769)
    Expenses                        7,166       14,332      10,749
    Gain on sale                1,911,966       99,284           -
    Valuation allowance                 -            -           -
                              -----------   ----------  ----------

Taxable income                $ 8,520,557   $1,797,661  $1,441,442
                              ===========   ==========  ==========

NOTE 6 - PARTNERS' CAPITAL
--------------------------

      Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

      Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. The adjusted capital contribution per limited partnership unit was reduced from $1,000 to $951.83 during 1990, from

$951.83 to $768.98 during 1994, from $768.98 to $660.29 during 1997 and from
$660.29 to $228.20 during 1998. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Losses from a sale, and income from a sale if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

NOTE 7 - SUBSEQUENT EVENT
-------------------------

      Distributions of cash from operations relating to the quarter ended December 31, 1998 were made on January 28, 1999 in the aggregate amount of $177,904 ($3.61 per limited partnership unit).

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AT DECEMBER 31, 1998

                                                       Initial Cost to                             Costs Subsequent
                                                        the Partnership                              to Acquisition
                                         ----------------------------------------------   ---------------------------------
                                                            Buildings,
                                                           improvements,                                      Change in
                                                             and other          Other       Capitalized          Other
Description                                  Land          Capital Costs     Net Assets     Improvements      Net Assets
--------------------------------------  ---------------   ---------------   ------------   --------------   ---------------
CARSON, CA.       (See Note A)
- Industrial bldg.                          $2,770,056        $4,380,463           $8,285        $522,746         $109,919

DALLAS, TX           (See Note A)             $638,147        $3,966,791          $46,661          $8,581         ($46,672)
-Idustrial bldg.

                                        ===============   ===============   ==============  ==============   ==============
Total wholly-owned property                 $3,408,203        $8,347,254          $54,946        $531,327          $63,247
                                        ===============   ===============   ==============  ==============   ==============




ITASCA, IL.
- 51.75% interest in Prentiss
  Copley/Itasca Assoc. J/V
- Develop and operate                                         See Note B
                                        ---------------                     ------------   --------------   ---------------
  an industrial building


FREDERICK, MD.
- 48.75% interest in Frederick
  Partners Joint Venture
- Develop and operate                                         See Note B
                                        ---------------                     ------------   --------------   ---------------
  an apartment complex


PETALUMA, CA.
- 50% interest in White Phonic
  Associates Joint Venture
- Develop and operate                                         See Note B
                                        ---------------                     ------------   --------------   ---------------
  an industrial building
                                        ---------------    -------------    ------------   --------------   ---------------
Total joint venture investments:
                                        ===============    =============    ============   ==============   ===============
                                                                             Gross Amount at which
                                                                           Carried at Close of Period
                                              ------------    ---------------------------------------------------
                                                                                  Buildings,
                                                                                 improvements,
                                                Valuation                          and other           Other        Disposal
Description                                     Allowance         Land           Capital Costs      Net Assets      of Asset
---------------------------------------       -------------   --------------   -----------------  --------------  ------------
CARSON, CA.       (See Note A)
- Industrial bldg.                             ($1,500,000)      $2,770,056        $3,403,209         $118,204

DALLAS, TX           (See Note A)                        -         $638,147        $3,975,372             ($11)    ($4,613,508)
-Idustrial bldg.

                                              -------------   --------------   -----------------  --------------  -------------
Total wholly-owned property                    ($1,500,000)      $3,408,203        $7,378,581         $118,193     ($4,613,508)
                                              ============    ==============   =================  ==============  =============




ITASCA, IL.
- 51.75% interest in Prentiss
  Copley/Itasca Assoc. J/V
- Develop and operate                                                                                                1,649,433
                                              -------------   --------------   -----------------  --------------
  an industrial building


FREDERICK, MD.
- 48.75% interest in Frederick
  Partners Joint Venture                                                                                                     0
                                              -------------   --------------   -----------------  --------------
- Develop and operate
  an apartment complex


PETALUMA, CA.
- 50% interest in White Phonic
  Associates Joint Venture                                                                                                   0
                                              -------------   --------------   -----------------  --------------
- Develop and operate
  an industrial building

                                              -------------   --------------   -----------------  --------------  ------------
Total joint venture investments:                                                                                    $1,649,433
                                              =============   ==============   =================  ==============  ============

                                                  Accum. Depr.       Status of           Date        Depreciable
Description                         Total            Amort.        Construction        Acquired         Life
-----------                        ----------    ------------      ------------        --------      ------------
Carson, CA (See Note A)            $6,291,469    ($2,048,686)        Completed          7/18/88        30 Years
--Industrial Bldg.                                                     1990

Dallas, TX (See Note A)                     0              0          Completed         12/7/88        40 Years
--Industrial Bldg.                                                      1989
                                   ----------    ------------
Total wholly-owned property        $6,291,469    ($2,048,686)
                                   ----------    ------------

ITASCA, IL                            N/A                             Completed          5/20/91       35 Years
--51.75% interest in                                                     1991
  Prentiss Copley/Itasca
  Assoc. J/V
--Develop and operate
  an industrial building

Frederick, MD                         N/A                             Completed          03/20/89      27.5 Years
--48.75% interest in                                                  PhI-1990
  Frederick Partners                                                  PhI-1991
  Joint Venture
--Develop and operate
  an apartment complex

Petaluma, CA                          N/A                             Completed           4/30/90      40 Years
--50% interest in White                                                 1991
  Phonic Associates
  Joint Venture
--Develop and operate
  an industrial building

  Total joint venture investments

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION - WHOLLY OWNED PROPERTY
SCHEDULE III NOTE A
AT DECEMBER 31, 1998


                                    Balance     Conversion to    Additions to                                       Change in
                                     as of      Wholly-Owned         Lease       Additions to     Write Down    Property Working
Description                          1/1/96       Property        Commissions      Property       of Property        Capital
--------------------------------------------------------------------------------------------------------------------------------
Stemmons                            4,453,424        0                 0                    0              0           58,493

Hewson/Wilmington                   5,976,189        0            34,103              132,459              0           26,410


                                  ----------------------------------------------------------------------------------------------
Total Wholly-Owned Property        10,429,613        0            34,103              132,459              0           84,903
                                  ==============================================================================================

                                              Balance     2/31/95           1996          12/31/96         1996
                               Disposal        as of    Accumulated      Depreciation    Accumulated     Dsiposal    Balance per
Description                    of Asset      12/31/96   Depreciation    Amort/Expense    Depreciation    of Asset  G/L @ 12/31/96
---------------------------------------------------------------------------------------------------------------------------------
Stemmons                             0      4,511,917      395,742        (152,416)          548,158            0       3,963,759

Hewson/Wilmington                    0      6,169,161    1,662,496        (120,192)        1,782,688            0       4,386,473

                               --------------------------------------------------------------------------------------------------
Total Wholly-Owned Property          0     10,681,078    2,058,238        (272,608)        2,330,846            0       8,350,232
                               ==================================================================================================


                                    Balance     Conversion to    Additions to                                        Change in
                                    as of       Wholly-Owned        Lease        Additions to     Write down    Property Working
Description                         1/1/97        Property       Commissions       Property       of Property        Capital
---------------------------------------------------------------------------------------------------------------------------------
Stemmons                            4,511,917        0                 0                    0              0          101,591

Hewson/Wilmington                   6,169,161        0               556                    0                         (49,222)

                                  -----------------------------------------------------------------------------------------------
Total Wholly-Owned Property        10,681,078        0               556                    0              0           52,369
                                  ===============================================================================================

                                              Balance     12/31/96          1997         12/31/97        1997
                                  Disposal     as of     Accumulated     Depreciation    Accumulated    Dsiposal    Balance per
Description                       of Asset   12/31/97    Depreciation   Amort/Expense    Depreciation   of Asset   G/L @ 12/31/97
---------------------------------------------------------------------------------------------------------------------------------
Stemmons                        (4,613,508)          0       548,158       (114,312)       662,470     (662,470)             0

Hewson/Wilmington                        0   6,120,495     1,782,688       (136,254)     1,918,942            0      4,201,553

                               --------------------------------------------------------------------------------------------------
Total Wholly-Owned Property                  6,120,495     2,330,846       (250,566)     2,581,412                   4,201,553
                               ==================================================================================================

                                   Balance      Conversion to    Additions to                                       Change in
                                    as of       Wholly-Owned        Lease        Additions to     Write down     Property Working
Description                         1/1/98        Property       Commissions       Property       of Property         Capital
---------------------------------------------------------------------------------------------------------------------------------
Hewson/Wilmington                   6,120,495        0             8,577                    0                         162,397

                                  -----------------------------------------------------------------------------------------------
Total Wholly-Owned Property         6,120,495        0             8,577                    0              0          162,397
                                  ===============================================================================================

                                              Balance      12/31/97          1998          12/31/98      1998
                                 Disposal      as of     Accumulated     Depreciation    Accumulated   Dsiposal      Balance per
Description                      of Asset     12/31/98   Depreciation   Amort/Expense    Depreciation  of Asset    G/L @ 12/31/98
---------------------------------------------------------------------------------------------------------------------------------
Hewson/Wilmington                      0     6,291,469     1,918,942       (129,744)      2,048,686          0        4,242,783

                                -------------------------------------------------------------------------------------------------
Total Wholly-Owned Property                  6,291,469     1,918,942       (129,744)      2,048,686                   4,242,783
                                =================================================================================================

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP
SCHEDULE III    NOTE B - JOINT VENTURES
AT DECEMBER 31, 1998

                                                         BALANCE                                                     BALANCE
                                                          AS OF        EQUITY IN   1996 AMORTIZATION      CASH        AS OF
                                        PERCENT OF     DECEMBER 31,    INCOME/      OF DEFERRED       DISTRIBUTED  DECEMBER 31,
              DESCRIPTION               OWNERSHIP          1995          (LOSS)    ACQUISITION FEES      FROM J/V     1996
--------------------------------------------------------------------------------------------------------------------------------
Prentiss Copystar                             51.75%     1,848,791       162,103              -          (245,613)      1,765,281

Waterford Apartments                          48.75%    11,105,697       712,467        (10,272)       (1,248,103)     10,559,789

White Phonic                                     50%     3,246,479       289,553         (4,060)         (377,986)      3,153,986

                                                      ---------------------------------------------------------------------------
Investments in Joint Ventures at
  December 31, 1996:                                   $16,200,967    $1,164,123       ($14,332)      ($1,871,702)    $15,479,056
                                                      ===========================================================================

                                                          BALANCE                                                     BALANCE
                                                           AS OF        EQUITY IN   1997 AMORTIZATION      CASH        AS OF
                                         PERCENT OF      DECEMBER 31,    INCOME/       OF DEFERRED     DISTRIBUTED   DECEMBER 31,
              DESCRIPTION                OWNERSHIP          1996          (LOSS)     ACQUISITION FEES    FROM J/V       1997
---------------------------------------------------------------------------------------------------------------------------------
Prentiss Copystar                             51.75%     1,765,281       191,536              -          (245,613)      1,711,204

Waterford Apartments                          48.75%    10,559,789       865,614        (10,273)       (1,252,101)     10,163,029

White Phonic                                     50%     3,153,986       294,197         (4,060)         (351,986)      3,092,137

                                                      ---------------------------------------------------------------------------
Investments in Joint Ventures at
  December 31, 1997:                                   $15,479,056    $1,351,347       ($14,333)      ($1,849,700)    $14,966,370
                                                      ===========================================================================

                                                          BALANCE
                                                           AS OF        EQUITY IN   1998 AMORTIZATION     CASH         DISPOSALS
                                         PERCENT OF     DECEMBER 31,     INCOME/       OF DEFERRED     DISTRIBUTED        1998
              DESCRIPTION                OWNERSHIP         1997          (LOSS)     ACQUISITION FEES     FROM J/V
---------------------------------------------------------------------------------------------------------------------------------
Prentiss Copystar                             51.75%     1,711,204       183,843              -          (245,614)

Waterford Apartments                          48.75%    10,163,029       517,650         (5,136)       (1,054,818)     (9,620,725)

White Phonic                                     50%     3,092,137      (115,365)        (2,030)         (211,419)     (2,763,324)
                                                      ---------------------------------------------------------------------------
Investments in Joint Ventures at
December 31, 1998:                                     $14,966,370     $ 586,128        ($7,166)      ($1,511,851)   ($12,384,049)
                                                      ===========================================================================

                                             BALANCE
                                              AS OF
                                            DECEMBER 31,
              DESCRIPTION                      1998
--------------------------------------------------------
Prentiss Copystar                             1,649,433

Waterford Apartments                                  0

White Phonic                                          0

                                        ----------------
Investments in Joint Ventures at
December 31, 1998:                           $1,649,433
                                        ================

                             FINANCIAL STATEMENTS
                                  INDEX NO. 2

                   AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                            OF  FREDERICK PARTNERS


Report of Independent Auditors from Reznick Fedder & Silverman

Balance Sheets - August 6, 1998 and  December 31,1997

Statements of Operations - For the Period ended January 1, 1998 through August
 6, 1998, and the years ended December 31, 1997 and 1996

Statements of Partners' Capital - For the Period ended January 1, 1998 through
 August 6, 1998, and the years ended December 31, 1997 and 1996

Statements of Cash Flows - For the Period ended January 1, 1998 through August
 6, 1998, and the years ended December 31, 1997 and 1996

Notes to Financial Statements

                           FINANCIAL STATEMENTS AND
                         INDEPENDENT AUDITORS' REPORT

                              FREDERICK PARTNERS

                     AUGUST 6, 1998 AND DECEMBER 31, 1997

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

                  [LETTERHEAD OF REZNICK FEDDER & SILVERMAN]

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Frederick Partners

     We have audited the accompanying balance sheets of Frederick Partners as of August 6, 1998 and December 31, 1997, and the related statements of operations, partners' equity and cash flows for the period January 1, 1998 through August 6, 1998, and for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frederick Partners as of August 6, 1998 and December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the period January 1, 1998 through August 6, 1998, and for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.


                                             /s/ Reznick Fedder & Silverman

Baltimore, Maryland
January 5, 1999

                              Frederick Partners

                                BALANCE SHEETS

                     August 6, 1998 and December 31, 1997

                                             1998          1997
                                         ------------   ------------
                          ASSETS
INVESTMENT IN REAL ESTATE
  Land                                   $  3,099,120   $  3,099,120
  Building and improvements                12,919,662     12,919,662
  Personal property                         1,601,830      1,601,830
                                         ------------   ------------

                                           17,620,612     17,620,612
  Less accumulated depreciation             6,013,592      5,695,652
                                         ------------   ------------

                                           11,607,020     11,924,960

  Cash                                              -        341,988
  Tenant receivables                                -          2,120
  Tenants' security deposits                        -         55,241
  Prepaid expenses                            259,422        149,521
                                         ------------   ------------

                                         $ 11,866,442   $ 12,473,830
                                         ============   ============

       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accounts payable                       $     72,705   $      6,047
  Accrued expenses                             35,139              -
  Deferred rental income                      225,630        154,323
  Accrued distributions                     2,787,044      2,709,187
  Accrued guaranteed payments               1,500,717      1,458,793
  Tenants' security deposits payable           56,019         55,241
  Due to affiliates                                 -         18,197
                                         ------------   ------------

                                            4,677,254      4,401,788

PARTNERS' EQUITY                            7,189,188      8,072,042
                                         ------------   ------------

                                         $ 11,866,442   $ 12,473,830
                                         ============   ============

                       See notes to financial statements

                              Frederick Partners

                           STATEMENTS OF OPERATIONS

        For the period ended January 1, 1998 through August 6, 1998 and the years ended December 31, 1997 and 1996

                                      1998          1997          1996
                                   -----------  ------------  ------------
Revenue
  Rent                             $ 1,759,025  $  2,794,683  $  2,629,810
  Other lease related income            64,493       118,158        96,688
  Interest                               6,399         5,796         7,153
                                   -----------  ------------  ------------

    Total revenue                    1,829,917     2,918,637     2,733,651
                                   -----------  ------------  ------------
Expenses
  Operating expenses
    Advertising and promotion           28,787        53,690        63,263
    Salaries                           189,487       303,412       262,844
    Administrative                      54,813        57,442        61,019
    Management fee                      63,789       102,152        95,681
    Maintenance                        145,964       251,807       270,429
    Utilities                           73,378        93,679        91,077
    Real estate taxes                  166,778       275,285       247,279
    Insurance                           13,707        24,686        27,764
    Depreciation                       317,868       613,371       675,378
    Guaranteed payments                486,236       797,252       776,988
                                   -----------  ------------  ------------

      Total operating expenses       1,540,807     2,572,776     2,571,722
                                   -----------  ------------  ------------

      EXCESS OF REVENUE OVER
         EXPENSES                  $   289,110  $    345,861  $    161,929
                                   ===========  ============  ============

                       See notes to financial statements

                              Frederick Partners

                        STATEMENTS OF PARTNERS' EQUITY

        For the period ended January 1, 1998 through August 6, 1998 and the years ended December 31, 1997 and 1996

                                      Frederick      Frederick                           Copley
                                       Bozzuto      Bozzuto Two       Copley            Pension
                                       Limited        Limited         Pension          Properties          Total
                                     Partnership    Partnership    Properties VI           VII            Equity
                                     -----------   ------------    -------------       ----------         ------
Partners' equity, (deficit),
   December 31, 1995                 $ (110,796)   $  (63,178)     $   7,996,457       $ 2,665,472       $  10,487,955

Distributions                                 -             -         (1,082,233)         (360,745)         (1,442,978)

Excess of revenue over expenses               -             -            121,447            40,482             161,929
                                     ----------    ----------      -------------       -----------       -------------

Partners' equity (deficit)
   December 31, 1996                   (110,796)      (63,178)         7,035,671         2,345,209           9,206,906

Distributions                                 -             -         (1,110,542)         (370,183)         (1,480,725)

Excess of revenue over expenses               -             -            259,396            86,465             345,861
                                     ----------    ----------      -------------       -----------       -------------

Partners' equity (deficit),
   December 31, 1997                   (110,796)      (63,178)         6,184,525         2,061,491           8,072,042

Distributions                                 -             -           (878,973)         (292,991)         (1,171,964)

Excess of revenue over expenses               -             -            219,724            69,386             289,110
                                     ----------    ----------      -------------       -----------       -------------

Partners' equity (deficit),
    December 31, 1998                $ (110,796)   $  (63,178)     $   5,525,276       $ 1,837,886       $   7,189,188
                                     ==========     =========      =============       ===========       =============

                       See notes to financial statements

                              Frederick Partners

                           STATEMENTS OF CASH FLOWS

        For the period ended January 1, 1998 through August 6, 1998 and the years ended December 31, 1997 and 1996

                                                                        1998           1997             1996
                                                                      ----------    ------------    ------------
Cash flows from operating activities
    Excess of revenue over expenses                                   $  289,110      $  345,861      $  161,929
   Adjustments to reconcile excess of revenue over
    expenses to net cash provided by operating activities
       Depreciation                                                      317,868         613,371         675,378
       Changes in assets and liabilities
         Decrease in tenant receivables                                    2,120           2,217           1,792
         (Increase) decrease in prepaid expenses                        (109,901)            930         (25,860)
         Increase (decrease) in deferred rental income                    71,307          84,943         (45,542)
         Increase (decrease) in accounts payable                          66,730           5,218         (25,124)
         Net security deposits received                                   56,019               -           4,239
         Increase in accrued guaranteed payments                          41,924         211,821         204,391
         Increase in accrued expenses                                     35,139               -               -
         Increase (decrease) in due to affiliates                        (18,197)          3,676         (36,734)
                                                                      ----------      ----------      ----------
            Net cash provided by operating activities                    752,119       1,268,037         914,469
                                                                      ----------      ----------      ----------
Cash flows from investing activities:
  Capital additions                                                            -         (13,600)              -
                                                                      ----------      ----------      ----------
            Net cash used in investing activities                              -         (13,600)              -
                                                                      ----------      ----------      ----------
Cash flows from financing activities
  Capital distributions paid                                          (1,094,107)     (1,087,342)     (1,063,396)
                                                                      ----------      ----------      ----------
            Net cash used in financing activities                     (1,094,107)     (1,087,342)     (1,063,396)
                                                                      ----------      ----------      ----------

            NET (DECREASE) INCREASE IN CASH                             (341,988)        167,095        (148,927)

Cash, beginning                                                          341,988         174,893         323,820
                                                                      ----------      ----------      ----------
Cash, ending                                                          $        -      $  341,988      $  174,893
                                                                      ==========      ==========      ==========
Supplemental disclosure of cash flow information
   Cash paid during the year for guaranteed payments                  $  444,312      $  585,431      $  572,597
                                                                      ==========      ==========      ==========

                       See notes to financial statements

                              Frederick Partners

                         NOTES TO FINANCIAL STATEMENTS

                     August 6, 1998 and December 31, 1997


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Frederick Partners (the Partnership) was formed as a general partnership under the laws of the State of Maryland on March 20, 1989, for the purpose of constructing, owning and operating a rental housing project. The project consists of 314 units located in Frederick County, Maryland, and is operating as Crystal Park. During 1990, the construction of the first phase (Phase I) was completed and rental operations commenced. During 1991, construction of a second phase of the project (Phase II) was completed and rental operations commenced. On August 6, 1998, Copley Pension Properties VI and VII (CPPVI and VII), sold their entire interest in the partnership and Frederick Bozzuto Limited Partnership (FBLP) and Frederick Bozzuto Two Limited Partnership (FBLP Two) sold 34% of their 35% interest in the Partnership and distributed the remaining 1% to an affiliate. Prior to such sale, all leases between the Partnership and tenants of the property were operating leases.

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

                              Frederick Partners

                     August 6, 1998 and December 31, 1997


NOTE B - SALE OF PARTNERSHIP INTEREST

     At the close of business on August 6, 1998, CPP VI and VII, sold their entire interest in the Partnership and FBLP and FBLP Two sold 34% of their 35% interest in the Partnership and distributed the remaining 1% to an affiliate. The contract sales price for this transactions was $21,800,000. Property and equipment transferred had a net book value of $11,607,020. In addition, assets totaling $259,422 and liabilities totaling $389,493, which includes tenant security deposits of $56,019, were transferred in the sale to the new partners. The additional liabilities of $4,287,761 were assumed by the selling partners.


NOTE C - RELATED PARTY TRANSACTIONS

     Expenses Incurred and Reimbursed to Affiliates
     ----------------------------------------------

     The Partnership reimbursed payroll and other costs incurred by Bozzuto & Associates, Inc., an affiliate of Frederick Bozzuto Limited Partnership and Frederick Bozzuto Two Limited Partner ship, general partners, for various administrative and operating services relating to the project and performed by their employees. During 1998, 1997 and 1996, $189,922, $345,675, and
     $299,261 were incurred, respectively. At December 31, 1997, $9,489 remained unpaid.

     Management Fees
     ---------------

     The Partnership is required to pay an annual property management fee to Bozzuto Management Company, an affiliate of Frederick Bozzuto Limited Partnership and Frederick Bozzuto Two Limited Partnership, general partners, in an amount equal to 3.5% of gross receipts collected. Management fees of $63,789, $102,152 and $95,681 were expensed in 1998, 1997 and 1996, respectively. At December 31, 1997, $8,708 remained unpaid.


NOTE D - PARTNERS' EQUITY

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

                              Frederick Partners

                     August 6, 1998 and December 31, 1997


NOTE D - PARTNERS' EQUITY (Continued)

     The Agreement provided for both a "Senior and Junior Priority Return," on a monthly basis, which was calculated at the rate of 10.09% per annum on the outstanding capital. The Phase I Priority Returns were payable monthly from Operating Cash Flow as defined in the Agreement; however, (a) to the extent Senior Priority Returns are required to be paid currently, they will be funded, if necessary, out of the proceeds of Deficit Contributions and Default Capital Contributions as defined in the Agreement, and (b) to the extent the full amount of the Junior Priority Return cannot be made from such sources on a monthly basis, the amount of the Junior Priority Return will accrue with interest compounded monthly.

     At August 6, 1998 and December 31, 1997, the Phase I Junior Priority Return (including accrued interest of $1,179,935 and $1,015,108, respectively) and Senior Priority Returns (including accrued interest at $2,928 and $5,775, respectively) payable totaled $2,798,099 (of which $2,111,528 was due to CPP VI and $686,571 was due to CPP VII), and $2,827,913 (of which $2,132,315 was due to CPP VI and $695,598 was due to CPP VII), respectively.

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

     The Agreement provided for both a "Senior and Junior Priority Return," on a monthly basis, which was calculated at the rate of 10.09% per annum on their outstanding capital. The Phase II Priority Returns were payable monthly from Operating Cash Flow as defined in the Agreement, but, (a) to the extent Senior Priority Returns were required to be paid currently, they will be funded, if necessary, out of the proceeds of Deficit Contributions and Default Capital Contributions as defined in the Agreement, and (b) to the extent the full amount of the Junior Priority Return was not made from such sources on a monthly basis, the amount of the Junior Priority Return accrued with interest compounded monthly.

                              Frederick Partners

                     August 6, 1998 and December 31, 1997

NOTE D - PARTNERS' EQUITY (Continued)

     At August 6, 1998 and December 31, 1997, the Phase II Junior Priority Return (including accrued interest of $448,808 and $368,415, respectively) and Senior Priority Returns payable totaled $1,489,662 (of which $1,114,564 was due to CPP VI and $375,098 was due to CPP VII), and $1,340,067 (of which $1,000,804 was due to CPP VI and $339,263 was due to CPP VII). Effective August 7, 1998, the Partnership is no longer subject to this agreement.

     Subsequent to the financial statement date and in connection with the August 6, 1998 sale of its partnership interests, CPP VI and VII received $21,669,858 out of the sale proceeds and applied it to the repayment of the following accounts:

          Accrued distributions                     $   2,787,044
          Accrued guaranteed payments                   1,500,717
          Return of initial capital contribution       17,382,097
                                                    -------------
                                                    $  21,669,858
                                                    =============

     Additionally, the Partnership distributed the remaining operating proceeds in the amount of $268,955 to CPP VI and VII.


NOTE E - RECONCILIATION OF FINANCIAL STATEMENTS TO TAX RETURN

     The following is a reconciliation of the excess of revenue over expenses and partners' equity per the financial statements to the tax basis excess of revenue over expenses and partners' equity for the period ended August 6, 1998, and the year ended December 31, 1997 and 1996.

                                                   1998      1997       1996
                                               ----------  ---------  --------
       Excess of revenue over expenses
            (financial statement basis)        $  289,110  $ 345,861  $161,929
       Deferred rental income                    (154,322)    84,943   (45,542)
       Real estate taxes deductible under IRS
           Code Section 461                       138,097       (908)  (27,098)
                                               ----------  ---------- --------
              Tax basis excess of revenue
                      over expenses            $  272,885  $ 429,896  $ 89,289
                                               ==========  =========  ========

                              Frederick Partners

                     August 6, 1998 and December 31, 1997


NOTE E - RECONCILIATION OF FINANCIAL STATEMENTS TO TAX RETURN (Continued)

                                                          1998            1997           1996
                                                     -------------    -----------    -----------
     Partners' equity (financial statement basis)      $ 7,189,188    $ 8,072,042    $ 9,206,906
     Deferred rental income                                      -        154,323         69,380
     Real estate taxes deductible under IRS
            Code Section 461                                     -       (138,097)      (137,189)
     Net adjustment for technical termination           (7,189,188)             -              -
                                                       ------------   -----------    -----------
            Tax basis                                  $         -    $ 8,088,268    $ 9,139,097
                                                       ============   ============   ===========

                                 EXHIBIT INDEX
                                 -------------

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