Form 10-Q
period 1999-03-31
COPLEY PENSION PROPERTIES VI
filed 1999-05-10
CIK 824209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    -----------------------------------------

For Quarter Ended March 31, 1999                  Commission File Number 0-17807




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


                        FOR QUARTER ENDED MARCH 31, 1999

                                     PART I


                              FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS


                                             March 31, 1999    December 31, 1998
                                              (Unaudited)         (Audited)
                                            ---------------    -----------------

Assets

Real estate investments:
   Joint ventures                           $     1,639,568     $    1,649,433
   Property, net                                  4,230,520          4,242,783
                                            ---------------     --------------
                                                  5,870,088          5,892,216

Cash and cash equivalents                         2,578,880          2,605,486
                                            ---------------     --------------
                                            $     8,448,968     $    8,497,702
                                            ===============     ==============

Liabilities and Partners' Capital

Accounts payable                            $       126,960     $      115,195
Accrued management fee                               15,304             17,595
Deferred disposition fees                         1,369,577          1,369,577
                                            ---------------     --------------
Total liabilities                                 1,511,841          1,502,367
                                            ---------------     --------------


Partners' capital:
   Limited partners ($228.20
      per unit; 160,000 units authorized;
      48,788 units issued and outstanding)        6,923,877          6,981,503
   General partners                                  13,250             13,832
                                            ---------------     --------------
Total partners' capital                           6,937,127          6,995,335
                                            ---------------     --------------
                                            $     8,448,968     $    8,497,702
                                            ===============     ==============




                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)
                                                   Quarter Ended March 31,
                                                 1999                 1998
                                             ------------          ----------

INVESTMENT ACTIVITY

Property rentals                           $       183,255       $      178,520
Property operating expenses                        (54,451)             (45,934)
Depreciation and amortization                      (32,851)             (36,910)
                                           ---------------       --------------
                                                    95,953               95,676

Joint venture earnings                              51,538              406,957
                                            ---------------      --------------

   Total real estate activity                      147,491              502,633
                                           ---------------       --------------

Interest on cash equivalents
   and short-term investments                       42,149               46,132
                                           ---------------       --------------
   Total investment activity                       189,640              548,765
                                           ---------------       --------------

PORTFOLIO EXPENSES

Management fee                                      15,304               50,299
General and administrative                          54,640               57,420
                                           ---------------       --------------
                                                    69,944              107,719
                                           ---------------       --------------


Net income                                 $       119,696       $      441,046
                                           ===============       ==============

Net income per limited
   partnership unit                        $          2.43       $         8.95
                                           ===============       ==============

Cash distributions per limited
   partnership unit                        $          3.61       $        10.88
                                           ===============       ==============

Number of limited partnership units
   outstanding during the period                    48,788               48,788
                                           ===============       ==============

                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                                                    Quarter Ended March 31,
                                             1999                             1998
                                   -------------------------        -------------------------
                                    General          Limited         General          Limited
                                   Partners         Partners        Partners         Partners
                                   --------         --------        --------         --------
Balance at beginning
                               $     13,832      $  6,981,503    $   (48,500)   $  21,891,360
     of period

Cash distributions                   (1,779)         (176,125)        (5,362)        (530,813)

Net income                            1,197           118,499          4,410          436,636
                               ------------      ------------    -----------    -------------

Balance at end
     of period                 $     13,250      $  6,923,877    $   (49,452)   $  21,797,183
                               ============      ============    ===========    =============



                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                      Quarter Ended March 31,
                                                      1999             1998
                                                   -----------      ----------

Net cash provided by operating activities          $   151,298      $   543,803
                                                   -----------      -----------

Cash flows from investing activities:
    Decrease in short-term
    investments, net                                        --        1,405,619
                                                   -----------      -----------

Net cash provided by
  investing activities                                      --        1,405,619
                                                   -----------      -----------

Cash flows from financing activity:
  Distributions to partners                           (177,904)        (536,175)
                                                   -----------      -----------

Net increase (decrease) in cash
  and cash equivalents                                 (26,606)       1,413,247

Cash and cash equivalents:
  Beginning of period                                2,605,486        2,105,728
                                                   -----------      -----------

  End of period                                    $ 2,578,880      $ 3,518,975
                                                   ===========      ===========


                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1999 and December 31, 1998 and its operations, its cash flows and partners' capital (deficit) for the interim periods ended March 31, 1999 and 1998. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business

     Copley Pension Properties VI; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in July 1988, and acquired the two real estate investments it currently owns prior to the end of 1991. It intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is considered to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.

Note 2 - Investments in Joint Ventures

     On July 14, 1998 a joint venture, in which the Partnership held a 50% interest, sold the White Phonic property in Petaluma, Cafifornia, to an unaffiliated third party for a gross sale price of $5,380,000. The Partnership received its share of the proceeds after closing costs of $4,279,751, representing a return of capital and accrued interest plus a participation in residual proceeds of $965,671, and recognized a gain of $1,335,808 ($27.11 per limited partnership unit). A disposition fee of $161,400 was accrued but not paid to the Advisor. On July 30, 1998, the Partnership made a capital distribution of $4,279,683 ($87.72 per limited partnership unit) from the proceeds of the sale.

     On August 7, 1998, a joint venture, in which the Partnership held a 75% interest, sold the Waterford Apartments to an institutional buyer which was unaffiliated with the Partnership. The gross sale price was $21,800,000. The Partnership received its share of net proceeds after closing costs totaling $16,338,750, and recognized a gain of $6,227,526 ($126.37 per limited partnership unit). A disposition fee of $490,500 was accrued but not paid to AEW. On August 26, 1998, the Partnership made a capital distribution of $16,309,341 ($334.29 per limited partnership unit) from the proceeds of the sale.

     Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the Partnership's remaining joint venture:

                             Assets and Liabilities
                            ------------------------
                                              March 31, 1999   December 31, 1998
                                              --------------   -----------------
Assets
   Real property, at cost less
      accumulated depreciation
      of $849,518 and $832,160,
      respectively                            $   2,403,866     $  2,421,223
   Other                                             50,766           30,891
                                              -------------     ------------
                                                  2,454,632        2,452,114

Liabilities                                         105,245           88,618
                                              -------------     ------------

Net assets                                    $   2,349,387     $  2,363,496
                                              =============     ============

                             Results of Operations
                            ----------------------

                                                         Quarter Ended March 31,
                                                          1999            1998
                                                        --------        --------

Revenue:
     Rental income                                    $  121,601      $  992,604
     Interest and other income                                --           1,805
                                                      ----------      ----------
                                                         121,601         994,409
                                                      ----------      ----------

Expenses:
     Operating expenses                                   26,780         298,627
     Depreciation and amortization                        17,357         175,164
                                                      ----------      ----------
                                                          44,137         473,791
                                                      ----------      ----------

Net income                                            $   77,464      $  520,618
                                                      ==========      ==========


     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliates on behalf of their various financing arrangements with the joint ventures.

     Due to the sales noted above, the results of operations for the quarter ended March 31, 1998 include the Partnership's investment in three joint ventures while the results of operations for the quarter ended March 31, 1999 includes only one investment in joint venture.

Note 3 - Property

     The following is a summary of the Partnership's one wholly-owned property:

                                           March 31, 1999    December 31, 1998
                                           --------------    -----------------

Land                                      $   2,770,056      $    2,770,056
Buildings, improvements and
  other capitalized costs                     4,908,078           4,903,218
Investment valuation allowance               (1,500,000)         (1,500,000)
Accumulated depreciation and
  amortization                               (2,081,549)         (2,048,698)
Net operating liabilities                       133,935             118,207
                                          -------------      --------------
                                          $   4,230,520      $    4,242,783
                                          =============      ==============


Note 4 - Subsequent Event

     Distributions of cash from operations relating to the quarter ended March 31, 1999 were made on April 29, 1999 in the aggregate amount of $154,742 ($3.14 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest on December 31, 1988. A total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate and for the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments; one investment was sold in each of 1990, 1994 and 1997 and two investments were sold in 1998. Through March 31, 1999, capital of $37,654,578 ($771.80 per limited partnership unit) has been returned to the limited partners; $36,194,353 as a result of sales and $1,460,225, as a result of a discretionary reduction of original working capital previously held in reserves.

     At March 31, 1999, the Partnership had $2,578,880 in cash and cash equivalents, of which $154,742 was used for cash distributions to partners on April 29, 1999; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's invested cash and cash equivalents and real estate investments, and proceeds from the sale of such investments. Based on an adjusted capital contribution of $228.20 per limited partnership unit, distributions of cash from operations relating to the first quarter of 1999 were made at the annualized rate of 5.5% while distributions of cash from operations relating to the first quarter of 1998 were made at the annualized rate of 6.25% on an adjusted capital contribution of $660.29. The distribution rate was lower in 1999 primarily due to the sale of investments in 1998.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1999, the appraised value of each real estate investment exceeded its carrying value; the aggregate of such excess was approximately $2,556,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


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

     The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are born by AEW Capital Management and the property managers.

Results of Operations
---------------------

Form of Real Estate Investments

     The Wilmington Industrial investment is a wholly-owned property. The Prentiss Copystar real estate investment is structured as a joint venture.

Operating Factors

     The Partnership's two industrial properties (Prentiss Copystar and Wilmington) were 100% leased at March 31, 1999 and March 31, 1998.

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



Investment Results

     Interest income on cash equivalents and short-term investments remained relatively unchanged between the first quarter of 1998 and 1999.

     Real estate operating results were $147,491 for the first three months of 1999, and $502,633 for the comparable period of 1998. The decrease of $355,142 is primarily due to a decrease in joint venture earnings as a result of the sale of White Phonic on July 14, 1998 and the sale of Waterford Apartments on August 7, 1998. Operating results from the remainder of the Partnership's investments were relatively unchanged between the respective periods.

     Cash flow from operations decreased by approximately $393,000 between the first three months of 1998 and 1999. The decrease is primarily due to the decrease in distributions from joint ventures as a result of sales discussed above and a decrease in property working capital.


Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership management fee decreased approximately $35,000 between the first quarter of 1998 and 1999 due to a decrease in distributions as a result of the sales of White Phonic and Waterford Apartments in 1998. General and administrative expenses remained relatively unchanged between the first quarter of 1998 and 1999.

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP
                                    FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 1999

                                    PART II


                               OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits: (27) Financial Data Schedule

          b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1999.

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



                                        COPLEY PENSION PROPERTIES VI;
                                        A REAL ESTATE LIMITED PARTNERSHIP
                                        (Registrant)


May 10, 1999
                                         /s/ J. Christopher Meyer III
                                         -------------------------------
                                            J. Christopher Meyer III.
                                            President, Chief Executive Officer
                                            And Director of Managing General
                                            Partner, Sixth Copley Corp.



May 10, 1999
                                         /s/ Karin J. Lagerlund
                                         --------------------------------
                                            Karin J. Lagerlund
                                            Principal Financial and Accounting
                                            Officer of Managing General Partner,
                                            Sixth Copley Corp.