Form 10-Q
period 1999-06-30
COPLEY PENSION PROPERTIES VI
filed 1999-08-13
CIK 824209

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   -----------------------------------------

    For Quarter Ended June 30, 1999         Commission File Number 0-17807



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


                        FOR QUARTER ENDED JUNE 30, 1999

                                    PART I


                             FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


BALANCE SHEETS

                                           June 30, 1999   December 31, 1998
                                            (Unaudited)        (Audited)
                                           --------------  ------------------
ASSETS

Real estate investments:
 Joint ventures                               $1,626,262          $1,649,433
 Property, net                                 4,237,430           4,242,783
                                              ----------          ----------
                                               5,863,692           5,892,216

Cash and cash equivalents                      2,530,757           2,605,486
                                              ----------          ----------
                                              $8,394,449          $8,497,702
                                              ==========          ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $   72,514          $  115,195
Accrued management fee                            15,304              17,595
Deferred disposition fees                      1,369,577           1,369,577
                                              ----------          ----------
Total liabilities                              1,457,395           1,502,367
                                              ----------          ----------

Partners' capital:
 Limited partners ($228.20
   per unit; 160,000 units authorized,
   48,788 units issued and outstanding)        6,923,804           6,981,503
 General partners                                 13,250              13,832
                                              ----------          ----------
Total partners' capital                        6,937,054           6,995,335
                                              ----------          ----------
                                              $8,394,449          $8,497,702
                                              ==========          ==========

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                 Three Months Ended   Six Months Ended   Three Months Ended   Six Months Ended
                                   June 30, 1999       June 30, 1999       June 30, 1998       June 30, 1998
                                 ------------------   ----------------   ------------------   ----------------
INVESTMENT ACTIVITY

Property rentals                           $188,760           $372,015             $173,530         $  352,050
Property operating expenses                 (44,682)           (99,133)             (62,206)          (108,140)
Depreciation and amortization               (15,201)           (48,052)             (36,327)           (73,237)
                                           --------           --------             --------         ----------
                                            128,877            224,830               74,997            170,673

Joint venture earnings                       48,097             99,635              373,036            779,993
                                           --------           --------             --------         ----------

  Total real estate activity                176,974            324,465              448,033            950,666
                                           --------           --------             --------         ----------
Interest on cash equivalents
  and short-term investments                 31,314             73,463               45,465             91,597
                                           --------           --------             --------         ----------
  Total investment activity                 208,288            397,928              493,498          1,042,263
                                           --------           --------             --------         ----------

PORTFOLIO EXPENSES

Management fee                               15,304             30,608               50,299            100,598
General and administrative                   38,316             92,956               48,304            105,724
                                           --------           --------             --------         ----------
                                             53,620            123,564               98,603            206,322
                                           --------           --------             --------         ----------

Net income                                 $154,668           $274,364             $394,895         $  835,941
                                           ========           ========             ========         ==========
Net income per limited
  partnership unit                         $   3.14           $   5.57             $   8.01         $    16.96
                                           ========           ========             ========         ==========
Cash distributions per limited
  partnership unit                         $   3.14           $   6.75             $  10.32         $    21.20
                                           ========           ========             ========         ==========
Number of limited partnership units
  outstanding during the period              48,788             48,788               48,788             48,788
                                           ========           ========             ========         ==========

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                          Three Months Ended          Six Months Ended            Three Months Ended          Six Months Ended
                            June 30, 1999              June 30, 1999                 June 30, 1998              June 30, 1998
                        ----------------------  ---------------------------  ----------------------------  -----------------------
                          General     Limited      General        Limited       General        Limited      General     Limited
                         Partners    Partners      Partners      Partners       Partners       Partners    Partners     Partners
                        ---------  -----------  --------------  -----------  --------------  ------------  ---------  ------------
Balance at beginning
  of period              $13,250   $6,923,877         $13,832   $6,981,503        $(49,452)  $21,797,183   $(48,500)  $21,891,360

Cash distributions        (1,547)    (153,194)         (3,326)    (329,319)         (5,086)     (503,492)   (10,448)   (1,034,305)

Net income                 1,547      153,121           2,744      271,620           3,949       390,946      8,359       827,582
                        --------   ----------   -------------   ----------   -------------   -----------   --------   -----------

Balance at end
  of period              $13,250   $6,923,804         $13,250   $6,923,804        $(50,589)  $21,684,637   $(50,589)  $21,684,637
                        ========   ==========   =============   ==========   =============   ===========   ========   ===========

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                             Six Months Ended June 30,
                                                1999          1998
                                             -----------  ------------
Net cash provided by operating activities       $257,916    $1,109,259
                                             -----------  ------------

Cash flows from investing activities:
  Decrease in short-term
  investments, net                                    --     1,405,619
                                             -----------  ------------

Cash flows from financing activity:
 Distributions to partners                      (332,645)   (1,044,753)
                                             -----------  ------------

Net increase (decrease) in cash
 and cash equivalents                            (74,729)    1,470,125

Cash and cash equivalents:
 Beginning of period                           2,605,486     2,105,728
                                             -----------  ------------

 End of period                                $2,530,757    $3,575,853
                                             ===========  ============

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1999 and December 31, 1998 and its operations, its cash flows and partners' capital (deficit) for the three and six months ended June 30, 1999 and 1998. These adjustments are of a normal recurring nature.

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

Note 2 - Investments in Joint Ventures
--------------------------------------

     Summarized Financial Information

     The following summarized financial information is presented for the Partnership's remaining joint venture:

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

                            Assets and Liabilities
                            ----------------------

                                June 30, 1999  December 31, 1998
                                -------------  -----------------
Assets
 Real property, at cost less
   accumulated depreciation
   of $866,875 and $832,160,
   respectively                    $2,386,509         $2,421,223
 Other                                 32,468             30,891
                                   ----------         ----------
                                    2,418,977          2,452,114

Liabilities                            53,022             88,618
                                   ----------         ----------

Net assets                         $2,365,955         $2,363,496
                                   ==========         ==========
                             Results of Operations
                             ---------------------

                                   Six Months Ended June 30,
                                      1999          1998
                                   -----------  ------------

Revenue:
  Rental income                       $243,948    $2,003,484
  Other income                              --         5,078
                                      --------    ----------
                                       243,948     2,008,562
                                      --------    ----------

Expenses:
  Operating expenses                    59,293       649,508
  Depreciation and amortization         34,715       350,328
                                      --------    ----------
                                        94,008       999,836
                                      --------    ----------

Net income                            $149,940    $1,008,726
                                      ========    ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliates on behalf of financing arrangements with the joint venture.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Note 3 - Property
-----------------

     The following is a summary of the Partnership's remaining wholly-owned property:

                                  June 30, 1999   December 31, 1998
                                  --------------  ------------------

Land                                $ 2,770,056         $ 2,770,056
Buildings, improvements and
  other capitalized costs             4,908,078           4,903,218
Investment valuation allowance       (1,500,000)         (1,500,000)
Accumulated depreciation and
  amortization                       (2,096,750)         (2,048,698)
Net operating liabilities               156,046             118,207
                                    -----------         -----------
                                    $ 4,237,430         $ 4,242,783
                                    ===========         ===========

Note 4 - Subsequent Events
-------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1999 were made on July 29, 1999 in the aggregate amount of $154,742 ($3.14 per limited partnership unit).

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest on December 31, 1988. A total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate and for the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments; one investment was sold in each of 1990, 1994, 1997 and two investments were sold in 1998. Through June 30, 1999, capital of $37,654,578 ($771.80 per limited partnership unit) has been returned to the limited partners; $36,194,353 as a result of sales and $1,460,225, as a result of a discretionary reduction of original working capital previously held in reserves.

     At June 30, 1999, the Partnership had $2,530,757 in cash and cash equivalents, of which $154,742 was used for cash distributions to partners on July 29, 1999; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's invested cash and cash equivalents and real estate investments, and proceeds from the sale of such investments. Based on an adjusted capital contribution of $228.20 per limited partnership unit, distributions of cash from operations relating to the first and second quarters of 1999 were made at the annualized rate of 5.5% while distributions of cash from operations relating to the first and second quarters of 1998 were made at the annualized rate of 6.25% on an adjusted capital contribution of $660.29.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1999, the aggregate appraised value of the real estate investments exceeded their carrying value by approximately $2,200,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

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

     The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of AEW Real Estate Advisors, Inc., to generate financial information and to provide other services, which are dependent on the use of computers. The Partnership has obtained assurances from AEW Capital Management that:

      . AEW Capital Management has developed a Year 2000 Plan (the "Plan") consisting of five phases: inventory, assessment, testing, remediation/repair and certification.

      . As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

      . AEW Capital Management concluded the internal testing, remediation/repair and certifications of its Plan in June 1999.

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

     The Partnership is developing a contingency plan in the event of a particular provider or system not being Year 2000 compliant. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management and the property managers.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Results of Operations

Operating Factors

     The Partnership's two industrial properties (Prentiss Copystar and Wilmington) were 100% leased at June 30, 1999 and June 30, 1998.

Investment Results

     For the three and six months ended June 30, 1999, operating results from real estate operations were $176,974 and $324,465, respectively, compared to $448,033 and $950,666 for the comparable periods in 1998. The decreases of $271,059 and $626,201 for the comparative three and six month periods are primarily due to a decrease in joint venture earnings as a result of the sale of White Phonic on July 14, 1998 and the sale of Waterford Apartments on August 7, 1998. This is partially offset by an increase in operating performance at Wilmington Industrial due to an increase in market rates and lower professional fees.

     Interest on cash equivalents and short-term investments for the three and six months ended June 30, 1999, was $31,314 and $73,463, respectively, compared to $45,465 and $91,597 for the same periods in 1998. The decreases of approximately $14,000 and $18,000 for the comparative three and six month periods are primarily due to lower average investment balances in 1999, as a result of the sales of White Phonic and Waterford Apartments in July and August 1998, respectively.

     Operating cash flow decreased $851,343 between the six months ended June 30, 1998 and June 30, 1999, which is consistent with the decrease in operating activity discussed above.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     For the three and six months ended June 30, 1999, management fees were $15,304 and $30,608, respectively, compared to $50,299 and $100,598 for the comparable periods in 1998. The decreases in management fees for the respective three and six month periods are due to lower operational distributions as a result of the sales of White Phonic and Waterford Apartments.

     General and administrative expenses for the three and six months ended June 30, 1999 were $38,316 and $92,956, respectively, compared to $48,304 and $105,724 for the same periods in 1998. The decreases of approximately $10,000 is primarily to a decrease in legal and printing fees. This decrease is partially offset by an increase in state taxes.

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP
                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 1999

                                    PART II


                               OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits: (27) Financial Data Schedule

          b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1999.

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

                             COPLEY PENSION PROPERTIES VI;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)


August 13, 1999
                              /s/ Alison Husid Cutler
                              -------------------------------
                                Alison Husid Cutler
                                President, Chief Executive Officer
                                And Director of Managing General Partner, Sixth Copley Corp.



August 13, 1999
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting
                                Officer of Managing General Partner,
                                Sixth Copley Corp.