Form 10-Q
period 1999-09-30
COPLEY PENSION PROPERTIES VI
filed 1999-11-12
CIK 824209

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   ----------------------------------------

     For Quarter Ended September 30, 1999  Commission File Number 0-17807



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


                     FOR QUARTER ENDED SEPTEMBER 30, 1999

                                    PART I


                             FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                        September 30, 1999  December 31, 1998
                                            (Unaudited)        (Audited)
                                        ------------------  -----------------
ASSETS

Real estate investments:
 Joint venture                               $1,609,889         $1,649,433
 Property, net                                4,173,560          4,242,783
                                             ----------         ----------
                                              5,783,449          5,892,216

Cash and cash equivalents                     2,610,631          2,605,486
                                             ----------         ----------
                                             $8,394,080         $8,497,702
                                             ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $  103,983         $  115,195
Accrued management fee                           13,891             17,595
Deferred disposition fees                     1,369,577          1,369,577
                                             ----------         ----------
Total liabilities                             1,487,451          1,502,367
                                             ----------         ----------

Partners' capital:
 Limited partners ($228.20
   per unit; 160,000 units authorized,
   48,788 units issued and outstanding)       6,893,683          6,981,503
 General partners                                12,946             13,832
                                             ----------         ----------
Total partners' capital                       6,906,629          6,995,335
                                             ----------         ----------
                                             $8,394,080         $8,497,702
                                             ==========         ==========

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                  Three Months Ended   Nine Months Ended    Three Months Ended   Nine Months Ended
                                  September 30, 1999   September 30, 1999   September 30, 1998   September 30, 1998
                                  ------------------   ------------------   ------------------   ------------------
Investment Activity

Property rentals                    $   205,093          $   577,108           $   191,744            $   543,794
Property operating expenses             (52,316)            (151,449)              (48,674)              (156,814)
Depreciation and amortization           (48,537)             (96,589)              (32,333)              (105,570)
                                    -----------          -----------           -----------            -----------
                                        104,240              329,070               110,737                281,410

Joint venture earnings                   45,031              144,666                61,894                841,887
                                    -----------          -----------           -----------            -----------
  Total real estate operations          149,271              473,736               172,631              1,123,297

Gain on sale of investment                    -                    -             7,278,745              7,278,745
                                    -----------          -----------           -----------            -----------
  Total real estate activity            149,271              473,736             7,451,376              8,402,042

Interest on cash equivalents
  and short-term investments             31,506              104,969                91,285                182,882
                                    -----------          -----------           -----------            -----------
  Total investment activity             180,777              578,705             7,542,661              8,584,924
                                    -----------          -----------           -----------            -----------
Portfolio Expenses

Management fee                           13,891               44,499                59,121                159,719
General and administrative               42,570              135,526                36,737                142,461
                                    -----------          -----------           -----------            -----------
                                         56,461              180,025                95,858                302,180
                                    -----------          -----------           -----------            -----------

Net income                          $   124,316          $   398,680           $ 7,446,803            $ 8,282,744
                                    ===========          ===========           ===========            ===========

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Net income per limited
  partnership unit                      $    2.52  $    8.09 $  151.11 $  168.07
                                        =========  ========= ========= =========

Cash distributions per limited
  partnership unit                      $    3.14  $    9.89 $  432.33 $  453.53
                                        =========  ========= ========= =========

Number of limited partnership units
  outstanding during the period            48,788     48,788    48,788    48,788
                                        =========  ========= ========= =========

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                          Three Months Ended      Nine Months Ended        Three Months Ended        Nine Months Ended
                          September 30, 1999      September 30, 1999       September 30, 1998        September 30, 1998
                        ----------------------  ----------------------  ------------------------  ------------------------
                         General     Limited     General     Limited     General      Limited      General      Limited
                        Partners    Partners    Partners    Partners    Partners     Partners     Partners     Partners
                        ---------  -----------  ---------  -----------  ---------  -------------  ---------  -------------
Balance at beginning
  of period             $ 13,250   $6,923,804   $ 13,832   $6,981,503   $(50,589)  $ 21,684,637   $(48,500)  $ 21,891,360

Cash distributions        (1,547)    (153,194)    (4,873)    (482,513)    (5,086)   (21,092,516)   (15,534)   (22,126,821)

Net income                 1,243      123,073      3,987      394,693     74,468      7,372,335     82,827      8,199,917
                        --------   ----------   --------   ----------   --------   ------------   --------   ------------

Balance at end
  of period             $ 12,946   $6,893,683   $ 12,946   $6,893,683   $ 18,793   $  7,964,456   $ 18,793   $  7,964,456
                        ========   ==========   ========   ==========   ========   ============   ========   ============

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               Nine Months Ended September 30,
                                                    1999              1998
                                             -----------------   ---------------
Net cash provided by operating activities        $  492,531        $  1,611,373
                                                 ----------        ------------

Cash flows from investing activities:
 Net proceeds from sale of investments                    -          19,947,381
 Deferred disposition fees                                -             651,900
 Decrease in short-term
  investments, net                                        -           1,405,619
                                                 ----------        ------------

Net cash provided by
 investing activities                                     -          22,004,900
                                                 ----------        ------------

Cash flows from financing activity:
 Distributions to partners                         (487,386)        (22,142,355)
                                                 ----------        ------------

Net increase in cash
 and cash equivalents                                 5,145           1,473,918

Cash and cash equivalents:
 Beginning of period                              2,605,486           2,105,728
                                                 ----------        ------------

 End of period                                   $2,610,631        $  3,579,646
                                                 ==========        ============

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1999 and December 31, 1998 and its operations, its cash flows and partners' capital (deficit) for the three and nine months ended September 30, 1999 and 1998. These adjustments are of a normal recurring nature.

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

Note 2 - Investments in Joint Ventures
--------------------------------------

Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the Partnership's remaining joint venture (one at both September 30, 1999 and December 31, 1998 and three at September 30, 1998):

                            Assets and Liabilities
                           ------------------------

                                September 30, 1999     December 31, 1998
                                ------------------     -----------------
Assets
 Real property, at cost less
  accumulated depreciation
  of $884,841 and $832,160,
  respectively                     $  2,368,543            $  2,421,223
  Other                                   9,459                  30,891
                                   ------------            ------------
                                      2,378,002               2,452,114

Liabilities                              36,024                  88,618
                                   ------------            ------------

Net assets                         $  2,341,978            $  2,363,496
                                   ============            ============

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

                             Results of Operations
                             ---------------------

                                     Nine Months Ended September 30,
                                          1999              1998
                                   -----------------    -------------
Revenue:
  Rental income                        $  357,827         $2,417,165
  Other income                                  -             10,824
                                       ----------         ----------
                                          357,827          2,427,989
                                       ----------         ----------

Expenses:
  Operating expenses                       95,266            856,840
  Depreciation and amortization            52,680            412,802
                                       ----------         ----------
                                          147,946          1,269,642
                                       ----------         ----------

Net income                             $  209,881         $1,158,347
                                       ==========         ==========

     The White Phonic and Waterford Apartments joint ventures sold their real properties in July and August 1998, respectively. The 1998 amounts above include results of operations of those joint ventures through those respective dates.

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliates on behalf of financing arrangements with the joint venture.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


Note 3 - Property
-----------------

     The following is a summary of the Partnership's last remaining wholly-owned property:

                                  September 30, 1999        December 31, 1998
                                  ------------------        -----------------
Land                                  $ 2,770,056               $ 2,770,056
Buildings, improvements and
  other capitalized costs               4,908,078                 4,903,218
Investment valuation allowance         (1,500,000)               (1,500,000)
Accumulated depreciation and
  amortization                         (2,145,288)               (2,048,698)
Net operating assets                      140,714                   118,207
                                      -----------               -----------
                                      $ 4,173,560               $ 4,242,783
                                      ===========               ===========

Note 4 - Subsequent Event
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1999 were made on October 28, 1999 in the aggregate amount of $140,450 ($2.85 per limited partnership unit). In addition, a capital distribution of $229,791 ($4.71 per limited partnership unit) from original working capital was also made at this time.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest on December 31, 1988. A total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate and for the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments; one investment was sold in each of 1990, 1994 and 1997 and two investments were sold in 1998. Through September 30, 1999, capital of $37,654,578 ($771.80 per limited partnership unit) has been returned to the limited partners; $36,194,353 as a result of sales and $1,460,225, as a result of a discretionary reduction of original working capital previously held in reserves.

     At September 30, 1999, the Partnership had $2,610,631 in cash and cash equivalents, of which $140,450 was used for operating cash distributions and $229,791 for capital distributions to partners on October 28, 1999; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's invested cash and cash equivalents and real estate investments, and proceeds from the sale of such investments. Based on an adjusted capital contribution of $228.20 per limited partnership unit, distributions of cash from operations relating to the first and second quarters of 1999 were made at the annualized rate of 5.5%, while operating distributions related to the third quarter of 1999 were made at the annualized rate of 5.0%. Distributions of cash from operations relating to the first and second quarters of 1998 were made at the annualized rate of 6.25% on an adjusted capital contribution of $660.29, while operating distributions related to the third quarter of 1998 were also made at the annualized rate of 6.25%, but were based on the weighted average capital contribution of $471.81. The initial decrease in the distribution rates between 1998 and 1999 was due to the 1998 sales of the White Phonic and Waterford Apartments properties and the consequent reduction in cash flow. The subsequent decrease in the distribution rate between the second and third quarter of 1999 was due to a decrease in cash flow from the Wilmington property as a result of delinquent rent payments from a significant tenant.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1999, the aggregate appraised value of the real estate investments exceeded their carrying value by approximately $2,230,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

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

     . AEW Capital Management successfully participated in industry-wide testing in August 1999.

     . AEW Capital Management believes it is ready for Year 2000. AEW Capital Management has advised the Partnership that being ready means that AEW Capital Management has tested its internal mission critical systems and software applications, and based upon testing conducted, AEW Capital Management believes that such systems and applications are prepared to process dates correctly through the Year 2000.

     Based upon these assurances, the Partnership has determined that it is not necessary for it to develop a Year 2000 contingency plan.

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

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Results of Operations

Operating Factors

     The Wilmington property was 100% leased at September 30, 1999 and September 30, 1998. The Prentiss Copystar property was 100% leased through September 30, 1999 as it had been at September 30, 1998. However, due to the sole tenant's lease expiration and vacancy on this date, the property was unoccupied at September 30, 1999.

Investment Results

     For the three and nine months ended September 30, 1999, operating results from real estate operations were $149,271 and $473,736, respectively, compared to $172,631 and $1,123,297 for the comparable periods in 1998. The decreases of $23,360 and $649,561 for the comparative three and nine month periods are primarily due to a decrease in joint venture earnings as a result of the sale of White Phonic on July 14, 1998 and the sale of Waterford Apartments on August 7, 1998. The nine month decrease is partially offset by an increase in operating performance at Wilmington Industrial due to an increase in market rates and lower professional fees.

     Interest on cash equivalents and short-term investments for the three and nine months ended September 30, 1999 was $31,506 and $104,969, respectively, compared to $91,285 and $182,882 for the same periods in 1998. The decreases of approximately $60,000, or 65%, and $78,000, or 43%, for the comparative three and nine month periods are primarily due to lower average investment balances in 1999, as a result of the sales of the White Phonic and Waterford Apartments properties in July and August 1998, respectively.

     Operating cash flow decreased $1,118,842 between the nine months ended September 30, 1998 and September 30, 1999, which is consistent with the decrease in operating activity discussed above.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     For the three and nine months ended September 30, 1999, management fees were $13,891 and $44,499, respectively, compared to $59,121 and $159,719 for the comparable periods in 1998. The decreases in management fees for the respective three and nine month periods are due to lower operational distributions as a result of the sales of White Phonic and Waterford Apartments in 1998 and due to 1998 management fees incurred as a result of a special distribution from operating reserves.

     General and administrative expenses for the three and nine months ended September 30, 1999 were $42,570 and $135,526, respectively, compared to $36,737 and $142,461 for the same periods in 1998. The increase of approximately $6,000 for the comparable three month periods is primarily due to 1998 actual out of pocket expenses paid in 1999 being higher than the estimated accrual and an increase in appraisal fees. The decrease of approximately $7,000 for the comparable nine month periods is primarily due to a decrease in legal and printing fees. This decrease is partially offset by an increase in state taxes.

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP
                                   FORM 10-Q


                     FOR QUARTER ENDED SEPTEMBER 30, 1999

                                    PART II


                               OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits: (27) Financial Data Schedule

          b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended September 30, 1999.

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

November 11, 1999

                              /s/ Alison Husid Cutler
                              -------------------------------
                                 Alison Husid Cutler
                                 President, Chief Executive Officer
                                 And Director of Managing General Partner,
                                 Sixth Copley Corp.

November 11, 1999
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                 Karin J. Lagerlund
                                 Principal Financial and Accounting
                                 Officer of Managing General Partner,
                                 Sixth Copley Corp.