Form 10-K
period 1999-12-31
COPLEY PENSION PROPERTIES VI
filed 2000-03-29
CIK 824209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1999 Commission
                                File No. 0-17807

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

          As of December 31, 1999 the Partnership is invested in the two real property investments described below. During 1990, a joint venture in which the Partnership was a partner sold its interest in a third real estate investment located in Chino Hills, California. The Partnership made a distribution to the Limited Partners in the amount of $48.17 per Unit. During 1994, a joint venture in which the Partnership was a partner sold its interest in a fourth investment located in Phoenix, Arizona. The Partnership made a distribution to the Limited Partners of $182.85 per Unit. In 1997, the Partnership sold a fifth investment located in Farmers Branch, Texas. The Partnership made a distribution to the Limited Partners of $88.84 per Unit. During 1998, two joint ventures in which the Partnership was a partner sold their respective interests in a sixth and a seventh investment located in Petaluma, California and Frederick, Maryland, respectively. The Partnership made distribution to the Limited Partners of $87.72 and $334.29 per Unit, respectively. The Partnership has no current plans to renovate, improve or further develop any of its real property investments. In the opinion of the Managing General Partner of the Partnership, the properties are adequately covered by insurance.

          The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

          A.   Industrial Building in Carson, California ("Wilmington
               Industrial").

          On July 18, 1988 the Partnership acquired a 60% interest in a joint venture with an affiliate of The Hewson Company. On November 15, 1989, the Partnership agreed to increase its maximum commitment from $6,685,000 to $7,285,000. On February 1, 1991, the Partnership agreed to further increase its maximum commitment to $8,085,000. The Partnership made capital contributions totaling $7,774,402. As of December 31, 1991, because of the developer partner's inability to fund its share of capital contributions, the Partnership assumed 100% ownership of the joint venture's assets, which consisted primarily of approximately 5.77 acres of land in Carson, California and an approximately 115,732 square foot multi-tenant industrial building located thereon. As of December 31, 1999, the building was 100% leased.

          B.   Industrial Building in Itasca, Illinois ("Prentiss Copystar").

          On May 23, 1991, the Partnership acquired a 51.75% interest in a joint venture formed with Copley Pension Properties VII; A Real Estate Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 23.25% interest, and with an affiliate of Prentiss Properties, Ltd. As of December 31, 1999, the Partnership had contributed $2,418,312 to the capital of the joint venture, of which $63,563 had been returned to the Partnership. Of the capital contributed and not returned, $1,602,186 is characterized as Senior Capital and $690,000 is characterized as Junior Capital. The joint venture agreement entitles the Partnership to receive a preferred compounded monthly return of 11% per annum of which the return on Senior Capital will be payable currently and the return on Junior Capital may accrue and compound monthly if sufficient cash flow is not available therefor. If the Senior Capital is repaid prior to the termination of the joint venture, the Partnership will be entitled to receive a return on the Senior Capital at the lesser of 11% per annum or the interest rate for treasury bonds having a maturity date coinciding with the termination of the joint venture, plus 75 basis points. The joint venture agreement also entitles the Partnership to receive 51.75% of the net proceeds of sales and financings after return of its capital and 51.75% of cash flow remaining after payment of the preferred return.

          The joint venture owns approximately 3.75 acres of land in Itasca, Illinois and during 1991 completed construction thereon of an approximately 70,535 square foot single-story industrial building. At December 31, 1999, the building was vacant. The Partnership is currently negotiating a long term lease with a single tenant.

     Item 2. Properties

     The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:


------------------------------------------------------------------------------------------------------------------------------------
                                      Number
                                        of
                         Estimated    Tenants                                       Annual
                           2000       with 10%                                     Contract                           Line of
                          Annual         or                             Square      Rent                             Business
                          Realty      More of     Names (s) of         Feet of       per      Lease      Renewal    of Principal
           Property       Taxes         GLA        Tenant(s)          Each Tenant  Sq. Ft.  Expiration   Options      Tenants
------------------------------------------------------------------------------------------------------------------------------------
Industrial Building in    $69,925        4       Practical Packaging     57,183     $5.04    Mar, 2001     N/A      Packaging
Carson, CA
                                                 Del Monte               26,545     $5.42    Dec, 1999  Two 5 year  Fruit and Fruit
                                                                                                                    Products

                                                 Continental Wire        11,682     $4.49    Dec, 1999     N/A      Wire Fabrication

                                                 Haagen-Dazs             12,000     $6.48    June, 2001    N/A      Ice Cream

Industrial Building,      $74,605         0      N/A                     70,535        --                  N/A
 Itasca, IL
------------------------------------------------------------------------------------------------------------------------------------

     The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's properties:

-----------------------------------------------------------------------------------------------------------
                                                                             Rental
                PROPERTY                  Gross Leasable      Year-End      Revenue          Net Effective
                                               Area          Occupancy     Recognized       Rent ($/sf/yr)*
-----------------------------------------------------------------------------------------------------------
Industrial Building in Carson,  CA
                  1995                        115,732           89%         $620,300             $6.58
                  1996                        115,732           100%        $709,199             $7.08
                  1997                        115,732           100%        $752,941             $6.51
                  1998                        115,732           100%        $726,314             $6.28
                  1999                        115,732           100%        $761,603             $6.58

Industrial Building, Itasca, IL
                  1995                        70,535            100%        $479,000             $6.79
                  1996                        70,535            100%        $492,000             $6.98
                  1997                        70,535            100%        $462,000             $6.55
                  1998                        70,535            100%        $468,095             $6.64
                  1999                        70,535             0%         $367,942             $6.96
------------------------------------------------------------------------------------------------------------

* Net effective rent calculation is based on average occupancy during the respective years.

     Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1999:

--------------------------------------------------------------------------------------------------------------
                                              TENANT AGING REPORT

                 Property                    # of Lease        Total             Total          Percentage of
                                            Expirations     Square Feet      Annual Rental       Gross Annual
                                                                                                   Rental*
--------------------------------------------------------------------------------------------------------------
Industrial Building in Carson,  CA
                   2000                          0               0                  $0                 0%
                   2001                          3            77,475          $412,729               100%
                   2002                          0               0                  $0                 0%
                   2003                          0               0                  $0                 0%
                   2004                          0               0                  $0                 0%
                   2005                          0               0                  $0                 0%
                   2006                          0               0                  $0                 0%
                   2007                          0               0                  $0                 0%
                   2008                          0               0                  $0                 0%
                   2009                          0               0                  $0                 0%

Industrial Building, Itasca, IL
                   2000                          0               0                  $0                 0%
                   2001                          0               0                  $0                 0%
                   2002                          0               0                  $0                 0%
                   2003                          0               0                  $0                 0%
                   2004                          0               0                  $0                 0%
                   2005                          0               0                  $0                 0%
                   2006                          0               0                  $0                 0%
                   2007                          0               0                  $0                 0%
                   2008                          0               0                  $0                 0%
                   2009                          0               0                  $0                 0%
-----------------------------------------------------------------------------------------------------------------

o    Does not include expenses paid by tenants.

     The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed for purposes of depreciation, and (v) accumulated depreciation.


--------------------------------------------------------------------------------------------------------------------
                                                               Rate of                      Life        Accumulated
           Entity / Property                 Tax Basis       Depreciation     Method      in years     Depreciation
--------------------------------------------------------------------------------------------------------------------
Industrial Building in Carson, CA
Building & Improvements                       $3,733,428       2.50%            SL           40           $927,100
                                             -----------                                                ----------
Total Depreciable Assets                      $3,733,428                                                  $927,100

Industrial Building in Itasca, IL
Building                                     $ 2,121,478       2.50%            SL           40           $439,154
                                             -----------                                                ----------
Total Depreciable Assets                      $2,121,478                                                  $439,154

Total Depreciable Assets                      $5,854,906                                                $1,366,254
                                             ===========                                                ==========
--------------------------------------------------------------------------------------------------------------------

SL = Straight Line

     Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness:

Industrial Building in Carson, California

The property is located in the South Bay sub-market, within the greater Los Angeles industrial market. The South Bay sub-market, with 3,972 industrial buildings totaling approximately 204 million square feet, represents approximately 24% of the total Los Angeles industrial market. Leasing activity in 1999 in the South Bay industrial market totaled 11 million square feet, approximately 8% lower than in 1998, and the vacancy rate dipped to 4.7% at year-end, compared to 5.5% in 1998.

Industrial Building in Itasca, Illinois

The Metropolitan Chicago Industrial Market contains approximately 933 million square feet of inventory with a year-end 1999 vacancy rate of 8.0%, an increase from the 6.9% vacancy at year-end 1998. Currently, there is more than 3.2 million square feet of inventory under construction and an additional 8.5 million square feet proposed. Due to the scarcity of land located close to our property, new construction has moved out, mainly west and south along the I-55 and I-80 corridors. The availability of new competitively priced product will limit the growth of rental rates, but more so in the outlying markets with ample land available for development. The property is located in the North DuPage County submarket. Most tenants in this submarket rely on close proximity to the O'Hare International Airport, and to convenient access to interstates 355, 290, 90, and the Elgin-O'Hare Expressway.

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

     As of December 31, 1999, there were 6,308 holders of Units.

     The Partnership's Amended and Restated Agreement of Limited Partnership dated July 28, 1988, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. For the year ended December 31, 1999 cash distributions paid in 1999 or distributed after year end with respect to 1999 to the Limited Partners as a group totaled $821,319. For the year ended December 31, 1998, cash distributions paid in 1998 or distributed after year end with respect to 1998 to the Limited Partners as a group totaled $22,855,715, including $20,589,024 of returned capital from the proceeds of joint venture sales and $491,783 of returned capital from original working capital reserves.


     Cash distributions exceeded net income in 1999 and 1998 and therefore resulted in a reduction of partners' capital. Cash distributions in 1999 and 1998 exceeded cash provided by operating activities. Reference is made to the Partnership's Statements of Partners' Capital (Deficit) and Statements of Cash Flows in Item 8 hereof.

Item 6.  Selected Financial Data.


                           For Year            For Year            For Year           For Year            For Year
                           Ended or            Ended or            Ended or           Ended or            Ended or
                            as of :             as of :             as of :            as of :             as of :
                           12/31/99          12/31/98 (1)        12/31/97 (2)         12/31/96          12/31/95 (3)
                     --------------------------------------------------------------------------------------------------
Revenues             $      992,399        $  9,098,258        $  2,688,336        $  2,250,424        $   2,662,452

Net Income (Loss)    $      365,739        $  8,384,390        $  1,588,309        $  1,186,133        $    (206,204)

Net Income (Loss)
per Limited
Partnership Unit     $         7.42        $     170.13        $      32.23        $      24.07        $       (4.18)


Total Assets         $    7,962,054        $  8,497,702        $ 22,706,302        $ 29,099,680        $  30,094,908


Total Cash
Distributions
per Limited
Partnership
Unit, including
amounts
distributed
after year end
with respect to
such year            $        16.65        $     468.47        $     166.26        $      42.28        $       50.00

(1) Revenues and net income in 1998 include a gain $7,563,334 on the sales of the White Phonic and Waterford Apartments investments.

(2) Revenues and net income in 1997 include a gain of $248,172 on the sale of the Stemmons Industrial property.

(3) Net loss in 1995 includes a provision of $1,500,000 to recognize the impairment of a real estate investment.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest in December 1988 and a total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs or retained as working capital reserves. The Partnership currently holds the two investments described in A. and B. of Item 1 hereof. In addition, one investment was sold in each of 1990, 1994 and 1997 and two investments were sold in 1998. Through December 31, 1999, capital of $37,884,369 ($776.51 per Limited Partnership Unit) has been returned to the limited partners; $36,194,353 as a result of sales and $1,690,016 as a result of a discretionary reduction of original working capital previously held in reserves.

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

     On July 14, 1998, a joint venture in which the Partnership held a 50% interest sold the White Phonic property in Petaluma, Cafifornia, to an unaffiliated third party for a total gross sale price of $5,380,000. The Partnership received its share of the net proceeds of $4,279,751 after closing costs, representing a return of capital and accrued interest plus its participation in net sales proceeds of $965,671 and recognized a gain of $1,335,808 ($27.06 per Limited Partnership Unit). A disposition fee of $161,400 was accrued but not paid to the Advisor. On July 30, 1998, the Partnership made a capital distribution of $4,279,683 ($87.72 per limited partnership unit) from the proceeds of the sale.

     At December 31, 1999, the Partnership had $2,305,383 in cash and cash equivalents, of which $138,479 was used for cash distributions to partners on January 27, 2000; the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will be primarily cash generated by the Partnership's cash and cash equivalents and real estate investments. Based on an adjusted capital contribution of $228.20 per Limited Partnership Unit, distributions of cash from operations relating to the first and second quarters of 1999 were made at the annualized rate of 5.5%, while operating distributions related to the third and fourth quarters of 1999 were made at the annualized rate of 5.0%. Distributions of cash from operations relating to the first and second quarters of 1998 were made at an annualized rate of 6.25% on the adjusted capital contribution. Distributions of cash from operations relating to the third and fourth quarters of 1998 were made at an annualized rate of 6.25% on the weighted average adjusted capital contribution, which was adjusted due to the mid-quarter sales of White Phonic and Waterford Apartments as well as a distribution of original working capital during the fourth quarter of 1998. Also during the fourth quarter of 1998, a distribution of $4.76 per Limited Partnership Unit was made from operational cash previously held in reserves.

     The carrying value of real estate investments in the financial statements at December 31, 1999 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value.

The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1999, the appraised value of each of the Partnership's real estate investments exceeded their related carrying value by an aggregate of approximately $2,446,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

     Form of Real Estate Investments

     The Wilmington Industrial investment is a wholly-owned property and Prentiss Copystar investment is a joint venture.

     Operating Factors

     One of the Partnership's two industrial properties, Wilmington Industrial was 100% leased at December 31, 1999 and December 31, 1998, respectively, whereas the other industrial property, Prentiss Copystar, was vacant at December 31, 1999 and 100% leased at December 31, 1998. The Partnership is currently negotiating a long term lease with a single tenant.

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

     Investment Activity

     Interest income on cash equivalents and short-term investments in 1999 decreased by approximately $81,000 or 37% compared to 1998 due primarily to lower average investment balances as a result of the sale of investments. Interest income on cash equivalents and short-term investments decreased in 1998 by approximately $56,000 compared to 1997 due primarily to lower average investment balances as a result of the sale of investments.

     1999 Compared to 1998

     Total real estate operations for 1999 was $457,162, a decrease from $962,716 for the comparable period of 1998. The decrease of approximately $500,000 or 53% is primarily due to lower joint venture earnings as a result of the sale of White Phonic and Waterford Apartments in 1998 and the vacancy at Prentiss Copystar during the last three months of 1999.

     The decrease in operating cash flow of approximately $1,166,000 between 1998 and 1999 is primarily due to the decrease in distributions from joint ventures as a result of sales, which is offset by a decrease in working capital.

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

     1999 Compared to 1998

     The Partnership management fee decreased approximately $119,000 between 1999 and 1998 due to less operational cash available for distributions as a result of the sales of White Phonic and Waterford Apartments in 1998. General and administrative expenses decreased approximately $12,000 or 6% primarily due to a decrease in legal fees incurred in 1998.

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

Inflation

     By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of real estate investments over time if rental rates and replacement costs increase. Declines in property values during the period of Partnership operations, due to market and economic conditions, have overshadowed the positive affect inflation may have on the value of the Partnership's investments.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

     The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 1999. The Partnership's only other financial instruments (as defined by Financial Accounting Standards Board Statement No. 107) are its cash and cash equivalents for which cost approximates market value.

Item 8.    Financial Statements and Supplementary Data.

     The independent auditor's reports, financial statements and financial statement schedule listed in the accompanying index are filed as part of this report. See Index to the Financial Statements and Financial Statement Schedules on page 19.

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

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

     (a) and (b) Identification of Directors and Executive Officers.


     The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1999.

Name                    Position(s) with the Managing General Partner                 Age
----                    ---------------------------------------------                 ---
Alison Husid Cutler     President, Chief Executive Officer and Director               37
Pamela J. Herbst        Vice President and Director                                   44
J. Grant Monahon        Vice President                                                54
James J. Finnegan       Vice President                                                39
Karin J. Lagerlund      Treasurer and Principal Financial and Accounting Officer      35

     (c)  Identification of Certain Significant Employees.

          None.

     (d)  Family Relationships.

          None.

     (e)  Business Experience.

     The Managing General Partner was incorporated in Massachusetts on October 13, 1987. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

Alison Husid Cutler is a Portfolio Manager in AEW Institutional Real Estate Services, with responsibility for several real estate equity portfolios representing approximately $800 million in client capital. She has over 12 years of experience in real estate finance and investment management. Ms. Cutler joined the predecessor of AEW Capital Management, L.P. ("AEW Capital Management") in 1987 as Controller for a portfolio management team responsible for the acquisition, management, restructuring and disposition of client assets in New England and the western U.S. She later served as Asset Manager for a portfolio of assets in Arizona and the West Coast. Prior to joining AEW, Ms. Cutler worked for several years as a Senior Auditor with Peat Marwick, Main & Co. She is a Certified Public Accountant and a graduate of the University of Massachusetts (B.A.).

Pamela J. Herbst directs AEW Capital Management, L.P.'s ("AEW Capital Management") Institutional Real Estate Services, with oversight responsibility for the direct equity investing and asset and portfolio management of existing core and core-plus commingled funds and separate accounts. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Operating Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate

Advisors, Inc. where she held various senior level positions in asset and portfolio management, acquisitions and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

J. Grant Monahon is AEW Capital Management's Chief Operating Officer and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining the predecessor of AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

James J. Finnegan is the General Counsel of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of law (J.D.).

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

     The following table sets forth the amounts of the fees and cash distributions and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1999:

                                                                                    Amount of
                                                                                  Compensation
                                                                                       and
Receiving Entity                               Type of Compensation               Reimbursement
----------------                               --------------------               -------------
General Partners                               Share of Distributable Cash             $5,884

AEW Real Estate Advisors, Inc.                 Management Fees and                     75,195
                                               Expense Reimbursements

New England Securities Corporation             Servicing Fees and                      11,187
                                                                                    ---------
                                               Expense Reimbursement

                                               TOTAL:                               $  92,266
                                                                                    =========

     For the year ended December 31, 1999, the Partnership allocated $4,624 of taxable income to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a)  Security Ownership of Certain Beneficial Owners

     No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1999. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

     Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

(b)  Security Ownership of Management.

    The General Partners of the Partnership owned no Units at December 31, 1999.

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

                                     PART IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K.

     (a)  The following documents are filed as part of this report:

          (1) Financial Statements -- The Financial Statements listed on the accompanying Index to Financial Statements and Schedule, and Financial Statements Index No. 2 are filed as part of this Annual Report.

          (2) Financial Statement Schedules -- The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule is filed as part of this Annual Report.

          (3) Exhibits -- The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

     (b) Reports on Form 8-K. During the last quarter of the year ended December 31, 1999, the Partnership filed no Current Report on Form 8-K.

                          COPLEY PENSION PROPERTIES VI;

                        A REAL ESTATE LIMITED PARTNERSHIP



                              Financial Statements


                             * * * * * * * * * * * *








                                December 31, 1999

                          COPLEY PENSION PROPERTIES VI
                        A REAL ESTATE LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                       Report of Independent Accountants



Financial Statements:

     Balance Sheets - December 31, 1999 and 1998

     Statements of Operations - Years ended December 31, 1999, 1998 and 1997

     Statements of Partners' Capital (Deficit) - Years ended December 31, 1999, 1998 and 1997

     Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

     Notes to Financial Statements

Financial Statement Schedule:

     Schedule III - Real Estate and Accumulated Depreciation at December 31,
     1999




         All other schedules are omitted because they are not applicable

                        Report of Independent Accountants


To the Partners of Copley Pension Properties VI; A Real Estate Limited
Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Pension Properties VI; A Real Estate Limited Partnership (the "Partnership") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of Sixth Copley Corp., the Managing General Partner of the Partnership (the "Managing General Partner"); our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------
Boston, Massachusetts
March 21, 2000

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                                              December 31,
                                                        ------------------------
                                                           1999         1998
                                                        ----------    ----------
Assets

Real estate investments:
   Joint ventures                                       $1,595,569    $1,649,433
   Property, net                                         4,061,102     4,242,783
                                                        ----------    ----------
                                                         5,656,671     5,892,216

Cash and cash equivalents                                2,305,383     2,605,486
                                                        ----------    ----------
                                                        $7,962,054    $8,497,702
                                                        ==========    ==========

Liabilities and Partners' Capital

Accounts payable                                        $   75,335    $  115,195
Accrued management fee                                      13,696        17,595
Deferred disposition fees                                1,369,577     1,369,577
                                                        ----------    ----------
Total liabilities                                        1,458,608     1,502,367
                                                        ----------    ----------

Partners' capital:
   Limited partners ($224.87 and $228.20 per
   Unit, respectively; 160,000 units authorized;
   48,788 units issued and outstanding)                  6,492,235     6,981,503
   General partners                                         11,211        13,832
                                                        ----------    ----------
Total partners' capital                                  6,503,446     6,995,335
                                                        ----------    ----------

                                                        $7,962,054    $8,497,702
                                                        ==========    ==========


                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS


                                                                        Year ended December 31,
                                                              ----------------------------------------
                                                                 1999            1998          1997
                                                              -----------    -----------    -----------
Investment Activity

Property rentals                                              $   726,612    $   729,877    $   813,691
Property operating expenses                                      (268,902)      (216,377)      (374,736)
Depreciation and amortization                                    (128,053)      (136,912)      (264,913)
                                                              -----------    -----------    -----------
                                                                  329,657        376,588        174,042

Joint venture earnings                                            127,505        586,128      1,351,347
                                                              -----------    -----------    -----------

   Total real estate operations                                   457,162        962,716      1,525,389

Gain on sales of property                                            --        7,563,334        248,172
                                                              -----------    -----------    -----------

   Total real estate activity                                     457,162      8,526,050      1,773,561

Interest on cash equivalents
   and short-term investments                                     138,282        218,919        275,126
                                                              -----------    -----------    -----------

   Total investment activity                                      595,444      8,744,969      2,048,687
                                                              -----------    -----------    -----------
Portfolio Expenses

Management fee                                                     58,195        177,313        280,592
General and administrative                                        171,510        183,266        179,786
                                                              -----------    -----------    -----------
                                                                  229,705        360,579        460,378
                                                              -----------    -----------    -----------

Net Income                                                    $   365,739    $ 8,384,390    $ 1,588,309
                                                              ===========    ===========    ===========
Net income per limited
   partnership unit                                           $      7.42    $    170.13    $     32.23
                                                              ===========    ===========    ===========
Cash distributions per limited
   partnership unit                                           $     17.45    $    475.74    $    165.95
                                                              ===========    ===========    ===========
Number of limited partnership
   units outstanding during the year                               48,788         48,788         48,788
                                                              ===========    ===========    ===========


                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)




                                                          Year ended December 31,
                       ---------------------------------------------------------------------------------------------
                                   1999                             1998                          1997
                       -----------------------------   -----------------------------   -----------------------------
                          General         Limited         General         Limited         General         Limited
                          Partners        Partners        Partners        Partners        Partners        Partners
                       -------------    ------------    ------------    ------------    ------------    ------------
Balance at beginning
     of year           $     13,832    $  6,981,503    $    (48,500)   $ 21,891,360    $    (36,164)   $ 28,415,303

Cash distributions           (6,278)       (851,350)        (21,512)    (23,210,403)        (28,219)     (8,096,369)

Net income                    3,657         362,082          83,844       8,300,546          15,883       1,572,426
                       ------------    ------------    ------------    ------------    ------------    -------------

Balance at end
     of year           $     11,211    $  6,492,235    $     13,832    $  6,981,503    $    (48,500)   $ 21,891,360
                       ============    ============    ============    ============    ============    =============


                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                                 Year ended December 31,
                                                      --------------------------------------------
                                                          1999            1998           1997
                                                      ------------    ------------    ------------
Cash flows from operating activities:
   Net income                                         $    365,739    $  8,384,390    $  1,588,309
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                        128,053         136,912         264,913
      Equity in joint venture income                      (127,505)       (586,128)     (1,351,347)
      Cash distributions from joint ventures               184,210       1,511,850       1,849,700
      Gain on sales of joint ventures                         --        (7,563,334)       (248,172)
      Increase in property deferred leasing costs
       and other assets                                     (4,860)         (8,577)           (556)
      (Increase) decrease in investment income
        receivable                                            --            27,032          (1,152)
      Increase in property working capital                  58,488        (162,397)        (52,369)
      Increase (decrease) in operating liabilities         (43,759)        (12,975)          7,903
                                                      ------------    ------------    ------------
        Net cash provided by operating activities          560,366       1,726,773       2,057,229
                                                      ------------    ------------    ------------
Cash flows from investing activities:
   Investment in joint venture                              (2,841)           --              --
   Net proceeds from sale of investment                       --        19,947,381       4,199,193
   Deferred disposition fee                                   --           651,900         135,000
   Decrease in short-term
      investments, net                                        --         1,405,619         762,791
                                                      ------------    ------------    ------------
      Net cash provided (used) by
        investing activities                                (2,841)     22,004,900       5,096,984
                                                      ------------    ------------    ------------
Cash flows from financing activity:
   Distributions to partners                              (857,628)    (23,231,915)     (8,124,588)
                                                      ------------    ------------    ------------
      Net cash used in financing activity                 (857,628)    (23,231,915)     (8,124,588)
                                                      ------------    ------------    ------------
Net increase (decrease) in cash and
   cash equivalents                                       (300,103)        499,758        (970,375)

Cash and cash equivalents:
   Beginning of year                                     2,605,486       2,105,728       3,076,103
                                                      ------------    ------------    ------------
   End of year                                        $  2,305,383    $  2,605,486    $  2,105,728
                                                      ============    ============    ============


                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business

     General

     Copley Pension Properties VI; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in July 1988 and acquired the two real estate investments it currently owns prior to the end of 1991. It intends to dispose of its investments within eight to twelve years of their acquisition and then liquidate.

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

     Management

     AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash from operations, as defined, before deducting such fees. The deferred management fees of $112,441 incurred through 1990 were paid to AEW in September 1994 with a portion of the proceeds from the sale of Lakewood Apartments. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($17,000 in 1999, $17,000 in 1998, and $17,026 in 1997). Acquisition fees were paid in an amount equal to 2% of the gross proceeds from the offering, at the time commitments were initially funded. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Deferred disposition fees were $1,369,577 at December 31, 1999 and 1998.

     New England Securities Corporation ("NESC"), an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $11,187, $10,287 and $9,669 in 1999, 1998 and 1997, respectively. Fees to Back Bay Advisors, L.P., a wholly-owned subsidiary of Nvest Companies, L.P., for short-term investment advisory services totaled $0, $0 and $5,200, for the same annual periods.

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

     Real Estate Joint Ventures

     Investments in joint ventures including loans, which are in substance real estate investments, are stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns thereon. The Partnership recorded an amount equal to 100% of the operating results of each joint venture, after the elimination of all inter-entity transactions, except for the venture which includes an affiliate of the Partnership, which has substantial economic equity in its project.

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

     Realizability of Real Estate Investments

     The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows generated from the operations and disposition of the property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments held for sale, the impairment loss also includes estimated costs of sale. Property held for sale is not depreciated during the holding period. Investments are considered to be held for disposition at the time management commits the Partnership to a plan to dispose of the investment.

     Cash Equivalents

     Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

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

     Segment Data

     Effective January 1, 1998, the Partnership adopted Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments on an Enterprise and Related Information" (FAS 131). Based on the criteria established in FAS 131, the Managing General Partner has determined that the Partnership operates in one operating segment: investing in real estate properties which are domiciled in the United States of America.


Note 3 - Real Estate Joint Ventures

     The Partnership had invested in seven real estate joint ventures, organized as general partnerships with a real estate management/development firm and, in three cases, with an affiliate of the Partnership. One joint venture sold its property in 1990; another joint venture investment was restructured into a wholly-owned property in 1991. During 1994, the Lakewood joint venture sold its property and the Stemmons Industrial investment was converted to a wholly-owned property; the latter property was subsequently sold in 1997. In 1998, the White Phonic and Waterford Apartments joint ventures sold their properties in July and August, respectively. The Partnership committed to make capital contributions to the ventures, which are or were generally subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The joint venture agreements provide or provided, as the case may be, for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of their ownership share in the event a venture partner does not contribute proportionately.

     The respective real estate management/development firm is responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the venturers. The real estate management/development firm, or its affiliates, also provides or provided, as the case may be, various services to the respective joint venture for a fee.

     The following is a summary of cash invested in joint ventures, net of returns of capital and excluding acquisition fees:

                                   Preferential
    Investment/      Rate of        Ownership         December 31,
     Location        Return         Interest       1999            1998
     --------        ------         --------    -----------   -----------
Prentiss Copystar
  Itasca, IL           11.0%         51.75%     $ 2,292,186   $ 2,232,848


     Waterford Apartments

     On March 20, 1989, the Partnership entered into a joint venture with an affiliate of Bozzuto and Associates, and with an affiliate of the Partnership, to develop and operate a garden-style apartment complex. The Partnership and its affiliate collectively had a 65% ownership interest in the joint venture. The Partnership committed to contribute up to $14,100,000 to the capital of the joint venture. The preferential return related to $3,525,000 was payable currently only to the extent of available cash flow. In the event of a sale or refinancing prior to the tenth anniversary of the joint venture agreement, 25% of the Partnership's contribution would be repaid without premium. The remaining 75% would be entitled to a premium designed to preserve the stipulated rate of return through the ninth anniversary of the joint venture agreement.

     On August 7, 1998, the joint venture sold the Waterford Apartments to an institutional buyer which is unaffiliated with the Partnership. The total gross sale price was $21,800,000. The Partnership received its share of the net proceeds in the amount of $16,338,750, after closing costs, and recognized a gain of $6,227,526 ($126.37 per Limited Partnership Unit). A disposition fee of $490,500 was accrued but not paid to AEW Real Estate Advisors, Inc. On August 26, 1998, the Partnership made a capital distribution of $16,309,341 ($334.29 per Limited Partnership Unit) from the proceeds of the sale.

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

     On July 14, 1998, the joint venture, in which the Partnership held a 50% interest, sold the White Phonic property in Petaluma, California, to an unaffiliated third party for a total gross sale price of $5,380,000. The Partnership received its share of the net proceeds of $4,279,751 after closing costs, representing a return of capital and accrued interest plus its participation in net sales proceeds of $965,671 and recognized a gain of $1,335,808 ($27.11 per Limited Partnership Unit). A disposition fee of $161,400 was accrued but not paid to AEW Real Estate Advisors, Inc. On July 30, 1998, the Partnership made a capital distribution of $4,279,683 ($87.72 per Limited Partnership Unit) from the proceeds of the sale.

     Prentiss Copystar

     On May 23, 1991, the Partnership entered into a joint venture with an affiliate of Prentiss Properties, Ltd., and an affiliate of the Partnership, to develop and operate an industrial facility. The Partnership and its affiliate collectively have a 75% interest in the joint venture. The Partnership committed to make a maximum capital contribution of $2,300,000. The preferential return related to $690,000 is payable currently only to the extent of available cash flow. If $1,610,000, or any portion thereof, is returned to the Partnership between the second and tenth anniversary of the joint venture agreement, the return will be increased by an amount sufficient to preserve the stipulated rate of return through the tenth anniversary. As of December 31, 1999, the property is vacant. The Partnership is currently negotiating a long term lease with a single tenant.

Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the joint ventures:


                             Assets and Liabilities

                                                            December 31,
                                                    ----------------------------
                                                       1999              1998
                                                    ----------       -----------
Assets
  Real property, at cost less
    accumulated depreciation
    of $423,431 and  $832,160 at
    December 31, 1999 and
    1998, respectively                               $2,355,436       $2,421,223
  Other                                                  11,877           30,891
                                                     ----------       ----------
                                                      2,367,313        2,452,114

Liabilities                                              73,813           88,618
                                                     ----------       ----------

Net assets                                           $2,293,500       $2,363,496
                                                     ==========       ==========

                              Results of Operations


                                                  Year ended December 31,
                                          --------------------------------------
                                             1999          1998          1997
                                          ----------    ----------    ----------
Revenue:
  Rental income                           $  367,942    $2,353,857    $3,883,758
  Interest and other income                     --          11,666         6,410
                                          ----------    ----------    ----------

                                             367,942     2,365,523     3,890,168
                                          ----------    ----------    ----------
Expenses:
  Operating expenses                         109,644     1,018,966     1,395,823
  Depreciation and amortization               65,787       419,451       766,748
                                          ----------    ----------    ----------
                                             175,431     1,438,417     2,162,571
                                          ----------    ----------    ----------

Net income                                $  192,511    $  927,106    $1,727,597
                                          ==========    ==========    ==========


     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliates on behalf of their various financing arrangements with the joint ventures.

Note 4 - Property

     On July 18, 1988, the Partnership entered into a joint venture with an affiliate of The Hewson Company to acquire and operate an industrial building known as Wilmington Industrial in Carson, California. The Partnership made capital contributions totaling $7,774,402. In 1991, when the venture partner did not fund its proportionate share of the cash flow deficit, the Partnership's ownership interest increased to 100%.

     On December 7, 1988, the Partnership entered into a joint venture with an affiliate of The Trammell Crow Company to acquire, rehabilitate and operate an industrial building known as Stemmons Industrial in Farmers Branch, Texas. The Partnership made a capital contribution of $5,307,504. Effective July 1, 1994, this joint venture was dissolved and the venture partner's interest was assigned to the Partnership. Accordingly, since this date, the investment has been accounted for as a wholly-owned property.

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

     The following is a summary of the Partnership's remaining investment in property:

                                                            December 31,
                                                  ------------------------------
                                                      1999              1998
                                                  -----------       -----------
Land                                              $ 2,770,056       $ 2,770,056
Buildings, improvements and
  other capitalized costs                           4,908,078         4,903,218
Impairment provision                               (1,500,000)       (1,500,000)
Accumulated depreciation and
  amortization                                     (2,176,751)       (2,048,698)
Net operating assets (liabilities)                     59,719           118,207
                                                  -----------       -----------
                                                  $ 4,061,102       $ 4,242,783
                                                  ===========       ===========


     The Wilmington Industrial building is being depreciated over 30 years and capitalized improvements are being depreciated over seven years. The $1,500,000 impairment provision was recorded in 1995.

     Tenant leases provide for minimum rents, subject to adjustment as stated in each lease. Tenants are also obligated to reimburse their pro-rata share of operating expenses. The minimum rents due under non-cancelable operating leases at Wilmington Industrial are as follows: $412,729 in 2000 and $155,748 in 2001.

Note 5 - Income Taxes

     The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                               Year ended December 31,
                                    --------------------------------------------
                                        1999           1998             1997
                                    -----------     -----------     -----------
Net income  per financial

  statements                         $   365,739     $ 8,384,391     $ 1,588,309
Timing differences:
    Joint venture earnings                (1,666)     (2,393,561)         33,639
    Property rentals                      71,247         595,319          12,550
    Depreciation                          27,078          15,276          49,547
    Expenses                                --             7,166          14,332
    Gain on sale                            --         1,911,966          99,284
                                     -----------     -----------     -----------

Taxable income                       $   462,398     $ 8,520,557     $ 1,797,661
                                     ===========     ===========     ===========

Note 6 - Partners' Capital

     Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions are made quarterly.

     Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. The adjusted capital contribution per limited partnership unit was reduced from $1,000 to $951.83 during 1990, from $951.83 to $768.98 during 1994, from $768.98 to $660.29 during 1997, from
$660.29 to $228.20 during 1998, and from 228.20 to 224.87 during 1999. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Losses from a sale, and income from a sale if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

Note 7 - Subsequent Event

     Distributions of cash from operations relating to the quarter ended December 31, 1999 were made on January 27, 2000 in the aggregate amount of $138,479 ($2.81 per Limited Partnership Unit).

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AT DECEMBER 31, 1999

                                          Initial Cost to the Partnership          Costs Subsequent to Acquisition
                                       -------------------------------------    -------------------------------------
                                                     Buildings,
                                                   improvements,                              Change in
                                                     and other      Other       Capitalized     Other       Valuation
Description                               Land     Capital Costs  Net Assets    Improvements  Net Assets    Allowance
----------------------------------     ----------  -------------  ----------    ------------  ----------    ---------
CARSON, CA.       (See Note A)
- Industrial bldg.                     $2,770,056    $4,380,463      $8,285       $527,606      $51,431    ($1,500,000)

DALLAS, TX           (See Note A)        $638,147    $3,966,791     $46,661         $8,581     ($46,672)           --
-Idustrial bldg.

                                       ----------  -------------  ----------    ------------  ----------    ---------
Total wholly-owned property            $3,408,203    $8,347,254     $54,946       $536,187       $4,759    ($1,500,000)
                                       ==========  =============  ==========    ============  ==========    =========


ITASCA, IL.
- 51.75% interest in Prentiss
  Copley/Itasca Assoc. J/V
- Develop and operate                  ----------  See Note B     ----------    ------------  ----------    ---------
  an industrial building


FREDERICK, MD.
- 48.75% interest in Frederick
  Partners Joint Venture               ----------  See Note B     ----------    ------------  ----------    ---------
- Develop and operate
  an apartment complex


PETALUMA, CA.
- 50% interest in White Phonic
  Associates Joint Venture             ----------  See Note B     ----------    ------------  ----------    ---------
- Develop and operate
  an industrial building


                                       ----------  -------------  ----------    ------------  ----------    ---------
Total joint venture investments:
                                       ==========  =============  ==========    ============  ==========    =========

                                         Gross Amount at which Carried
                                              at Close of Period
                                     --------------------------------------
                                                     Buildings,
                                                    improvements,
                                                      and other                       Disposal                  Accum. Depr.
Description                               Land      Capital Costs  Net Assets         of Asset       Total       & Amort.
----------------------------------     ----------  --------------  ----------       ------------   ----------   ------------
CARSON, CA.       (See Note A)
- Industrial bldg.                   $2,770,056     $3,408,069     $59,716                 0     $6,237,841    ($2,176,739)

DALLAS, TX           (See Note A)      $638,147     $3,975,372        ($11)       ($4,613,508)           $0             $0
-Idustrial bldg.

                                     ----------  --------------  ----------       ------------   ----------   ------------
Total wholly-owned property          $3,408,203     $7,383,441     $59,705        ($4,613,508)   $6,237,841    ($2,176,739)
                                     ==========  ==============  ==========       ============   ==========   ============


ITASCA, IL.
- 51.75% interest in Prentiss
  Copley/Itasca Assoc. J/V
- Develop and operate                ----------  --------------  ----------          1,595,569        N/A         Completed
  an industrial building                                                                                                1991


FREDERICK, MD.
- 48.75% interest in Frederick
  Partners Joint Venture             ----------  --------------  ----------                  0        N/A         Completed
- Develop and operate                                                                                          Ph I - 1990
  an apartment complex                                                                                         Ph I - 1991


PETALUMA, CA.
- 50% interest in White Phonic
  Associates Joint Venture           ----------  --------------  ----------                  0        N/A         Completed
- Develop and operate                                                                                                   1991
  an industrial building


                                     ----------  --------------  ----------       ------------   ----------   ------------
Total joint venture investments:                                                    $1,595,569
                                     ==========  ==============  ==========       ============   ==========   ============

                                       Status of         Date        Depreciable
Description                           Construction      Acquired         Life
----------------------------------    ------------      ---------     ----------
CARSON, CA.       (See Note A)
- Industrial bldg.                      Completed       7/18/88       30 years
                                          1990
DALLAS, TX           (See Note A)
-Idustrial bldg.                        Completed       12/7/88       40 Years
                                          1989

Total wholly-owned property



ITASCA, IL.
- 51.75% interest in Prentiss
  Copley/Itasca Assoc. J/V
- Develop and operate                    5/20/91        35 Years
  an industrial building


FREDERICK, MD.
- 48.75% interest in Frederick
  Partners Joint Venture                 03/20/89       27.5 Years
- Develop and operate
  an apartment complex


PETALUMA, CA.
- 50% interest in White Phonic
  Associates Joint Venture               04/30/90       40 Years
- Develop and operate
  an industrial building



Total joint venture investments:

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION - WHOLLY OWNED PROPERTY
SCHEDULE III NOTE A
AT DECEMBER 31, 1999

                                               Balance           Conversion to          Additions to
                                                as of             Wholly-Owned             Lease             Additions to
Description                                   01/01/97              Property            Commissions            Property
-----------------------------------------------------------------------------------------------------------------------------------
Stemmons                                      4,511,917                    0                     0                    0

Hewson/Wilmington                             6,169,161                    0                   556                    0

                                           ----------------------------------------------------------------------------------------
Total Wholly-Owned Property                  10,681,078                    0                   556                    0
                                           ========================================================================================


                                               Balance           Conversion to          Additions to
                                                as of             Wholly-Owned             Lease             Additions to
Description                                   01/01/98              Property            Commissions            Property
-----------------------------------------------------------------------------------------------------------------------------------

Hewson/Wilmington                             6,120,495                    0                 8,577                    0

                                           ----------------------------------------------------------------------------------------
Total Wholly-Owned Property                   6,120,495                    0                 8,577                    0
                                           ========================================================================================


                                               Balance           Conversion to          Additions to
                                                as of             Wholly-Owned             Lease             Additions to
Description                                  01/01/1999              Property            Commissions            Property
-----------------------------------------------------------------------------------------------------------------------------------

Hewson/Wilmington                             6,291,469                    0                 4,860                    0

                                           ----------------------------------------------------------------------------------------
Total Wholly-Owned Property                   6,291,469                    0                 4,860                    0
                                           ========================================================================================


                                                                  Change in                                   Balance
                                            Write down         Property Working          Disposal              as of
Description                                 of Property            Capital               of Asset           12/31/1997
----------------------------------------------------------------------------------------------------------------------------------
Stemmons                                            0                101,591           (4,613,508)                   0

Hewson/Wilmington                                                    (49,222)                   0            6,120,495

                                           ---------------------------------------------------------------------------------------
Total Wholly-Owned Property                         0                 52,369                                 6,120,495
                                           =======================================================================================


                                                                  Change in                                   Balance
                                            Write down         Property Working          Disposal              as of
Description                                 of Property            Capital               of Asset           12/31/1998
----------------------------------------------------------------------------------------------------------------------------------

Hewson/Wilmington                                                    162,397                    0            6,291,469

                                           ---------------------------------------------------------------------------------------
Total Wholly-Owned Property                         0                162,397                                 6,291,469
                                           =======================================================================================


                                                                  Change in                                   Balance
                                            Write down         Property Working          Disposal              as of
Description                                 of Property            Capital               of Asset           12/31/1999
----------------------------------------------------------------------------------------------------------------------------------

Hewson/Wilmington                                                     58,488                    0            6,354,817

                                           ---------------------------------------------------------------------------------------
Total Wholly-Owned Property                         0                 58,488                                 6,354,817
                                           =======================================================================================

                                            12/31/1996             1997                12/31/97         1997
                                           Accumulated        Depreciation           Accumulated      Disposal        Balance per
Description                                Depreciation      Amort/Expense          Depreciation      of Asset     G/L @ 12/31/1997
-----------------------------------------------------------------------------------------------------------------------------------
Stemmons                                       548,158           (114,312)              662,470        (662,470)               0

Hewson/Wilmington                            1,782,688           (136,254)            1,918,942               0        4,201,553

                                           --------------------------------------------------------------------------------------
Total Wholly-Owned Property                  2,330,846           (250,566)            2,581,412                        4,201,553
                                           ======================================================================================



                                            12/31/1997            1998               12/31/1998          1998
                                           Accumulated        Depreciation           Accumulated      Disposal       Balance per
Description                                Depreciation      Amort/Expense          Depreciation      of Asset     G/L @ 12/31/1998
------------------------------------------------------------------------------------------------------------------------------------

Hewson/Wilmington                            1,918,942           (129,744)            2,048,686               0        4,242,783

                                           --------------------------------------------------------------------------------------
Total Wholly-Owned Property                  1,918,942           (129,744)            2,048,686                        4,242,783
                                           ======================================================================================



                                           12/31/1998            1999                12/31/1999        1999
                                           Accumulated        Depreciation           Accumulated      Disposal       Balance per
Description                                Depreciation      Amort/Expense          Depreciation      of Asset     G/L @ 12/31/1999
---------------------------------------------------------------------------------------------------------------------------------

Hewson/Wilmington                            2,048,686           (128,053)            2,176,739               0        4,178,078

                                           --------------------------------------------------------------------------------------
Total Wholly-Owned Property                  2,048,686           (128,053)            2,176,739                        4,178,078
                                           ======================================================================================

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP
SCHEDULE III    NOTE B - JOINT VENTURES
AT DECEMBER 31, 1999


                                                                             BALANCE
                                                                              AS OF                                   EQUITY IN
                                                PERCENT OF                 DECEMBER 31,        INVESTMENT IN            INCOME/
           DESCRIPTION                           OWNERSHIP                    1996                 J/V                  (LOSS)
-----------------------------------------------------------------------------------------------------------------------------------
Prentiss Copystar                                     51.75%                    1,765,281            0                      191,536

Waterford Apartments                                  48.75%                   10,559,789            0                      865,614

White Phonic                                             50%                    3,153,986            0                      294,197


                                                                        -----------------------------------------------------------
Investments in Joint Ventures at December 31, 1997:                           $15,479,056                                $1,351,347
                                                                        ===========================================================


                                                                             BALANCE
                                                                              AS OF                                     EQUITY IN
                                                PERCENT OF                 DECEMBER 31,        INVESTMENT IN              INCOME/
           DESCRIPTION                           OWNERSHIP                    1997                 J/V                    (LOSS)
------------------------------------------------------------------------------------------------------------------------------------
Prentiss Copystar                                     51.75%                    1,711,204            0                      183,843

Waterford Apartments                                  48.75%                   10,163,029            0                      517,650

White Phonic                                             50%                    3,092,137            0                     (115,365)


                                                                        ------------------------------------------------------------
Investments in Joint Ventures at December 31, 1998:                           $14,966,370                                  $586,128
                                                                        ============================================================


                                                                             BALANCE
                                                                              AS OF                                     EQUITY IN
                                                PERCENT OF                 DECEMBER 31,        INVESTMENT IN              INCOME/
           DESCRIPTION                           OWNERSHIP                    1998                 J/V                     (LOSS)
------------------------------------------------------------------------------------------------------------------------------------
Prentiss Copystar                                     51.75%                    1,649,433        2,841                      127,505

                                                                        ------------------------------------------------------------
Investments in Joint Ventures at December 31, 1999:                            $1,649,433       $2,841                     $127,505
                                                                        ============================================================

                                                                                                                          BALANCE
                                                       1997 AMORTIZATION                      CASH                         AS OF
                                                          OF DEFERRED                      DISTRIBUTED                  DECEMBER 31,
           DESCRIPTION                                  ACQUISITION FEES                     FROM J/V                      1997
------------------------------------------------------------------------------------------------------------------------------------

Prentiss Copystar                                       -                                     (245,613)                   1,711,204

Waterford Apartments                                    (10,273)                            (1,252,101)                  10,163,029

White Phonic                                             (4,060)                              (351,986)                   3,092,137


                                                    -------------------------------------------------------------------------------
Investments in Joint Ventures at December 31, 1997:    ($14,333)                           ($1,849,700)                 $14,966,370
                                                    ===============================================================================


                                                                                                                         BALANCE
                                                     1998 AMORTIZATION                       CASH         DISPOSALS       AS OF
                                                          OF DEFERRED                     DISTRIBUTED       1998       DECEMBER 31,
           DESCRIPTION                                ACQUISITION FEES                     FROM J/V                       1998
-----------------------------------------------------------------------------------------------------------------------------------
Prentiss Copystar                                           --                                (245,614)                   1,649,433

Waterford Apartments                                     (5,136)                            (1,054,818)    (9,620,725)            0

White Phonic                                             (2,030)                              (211,419)    (2,763,324)            0


                                                    -------------------------------------------------------------------------------
Investments in Joint Ventures at December 31, 1998:     ($7,166)                           ($1,511,851)  ($12,384,049)   $1,649,433
                                                    ===============================================================================


                                                                                                                         BALANCE
                                                         1999 AMORTIZATION                 CASH             DISPOSALS     AS OF
                                                             DEFERRED                   DISTRIBUTED           1999     DECEMBER 31,
           DESCRIPTION                                  ACQUISITION FEES                 FROM J/V                         1999
-----------------------------------------------------------------------------------------------------------------------------------
Prentiss Copystar                                            --                               (184,210)                   1,595,569

                                                    -------------------------------------------------------------------------------
Investments in Joint Ventures at December 31, 1999:          $0                              ($184,210)   $         0    $1,595,569
                                                    ===============================================================================


                              FINANCIAL STATEMENTS
                                   INDEX NO. 2

                    Auditor's Report and Financial Statements
                      of Prentiss/Copley Itasca Associates


     Report of Independent Accountants from PricewaterhouseCoopers LLP

     Balance Sheets - December 31, 1999 and 1998

     Statements of Operations - For the Years ended December 31, 1999, 1998 and 1997

     Statements of Partners' Equity - For the Years ended December 31, 1999, 1998 and 1997

     Statements of Cash Flows - For the Years ended December31, 1999, 1998 and 1997

     Notes to Financial Statements

PRENTISS/COPLEY ITASCA ASSOCIATES



FINANCIAL STATEMENTS

DECEMBER 31, 1999, 1998 AND 1997

                   [LETTERHEAD OF PRICEWATERHOUSECOOPERS LLP]

                        Report of Independent Accountants


February 4, 2000


To the Partners of
Prentiss/Copley Itasca Associates

In our opinion, the accompanying balance sheets and the related statements of operations, of partners' equity and of cash flows present fairly, in all material respects, the financial position of Prentiss/Copley Itasca Associates at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

PRENTISS/COPLEY ITASCA ASSOCIATES

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                            1999         1998
                                                           ------       ------
                                                          (thousands of dollars)
Assets
Income-producing property                                  $2,387       $2,453
Accruable rental income                                        --            9
Accrued receivables                                            --            1
Cash and cash equivalents                                      12           21
                                                           ------       ------
   Total assets                                            $2,399       $2,484
                                                           ======       ======

Liabilities
Accounts payable and other liabilities                     $   74       $   87
Amounts due to affiliates                                      37           30
                                                           ------       ------
   Total liabilities                                          111          117
                                                           ------       ------
Partners' equity                                            2,288        2,367
                                                           ------       ------
     Total liabilities and partners' equity                $2,399       $2,484
                                                           ======       ======


    The accompanying notes are an integral part of the financial statements.

PRENTISS/COPLEY ITASCA ASSOCIATES

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                 1999        1998          1997
                                                -----        -----        -----
                                                    (thousands of dollars)
Rental operations
  Rental income                                 $ 368        $ 468        $ 462
  Property operating expenses                     110          126          115
                                                -----        -----        -----
                                                  258          342          347
Interest expense                                  356          355          355
Depreciation                                       52           53           53
Amortization                                       14           18           18
                                                -----        -----        -----
Net loss                                        $(164)       $ (84)       $ (79)
                                                =====        =====        =====


    The accompanying notes are an integral part of the financial statements.

PRENTISS/COPLEY ITASCA ASSOCIATES

STATEMENTS OF PARTNERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                       Developer          CPP 6            CPP 7            Total
                                                       ---------         -------          -------          -------
                                                                        (thousands of dollars)
Partners' equity (deficit), December 31, 1996           $  (175)         $ 1,868          $   837          $ 2,530
Net loss                                                    (20)             (41)             (18)             (79)
                                                        -------          -------          -------          -------
Partners equity (deficit), December 31, 1997               (195)           1,827              819            2,451
Net loss                                                    (21)             (43)             (20)             (84)
                                                        -------          -------          -------          -------
Partners' equity (deficit), December 31, 1998              (216)           1,784              799            2,367
Contributions                                                --               59               26               85
Net loss                                                    (41)             (85)             (38)            (164)
                                                        -------          -------          -------          -------
Partners equity (deficit), December 31, 1999            $  (257)         $ 1,758          $   787          $ 2,288
                                                        =======          =======          =======          =======


    The accompanying notes are an integral part of the financial statements.

PRENTISS/COPLEY ITASCA ASSOCIATES

STATEMENTS OF CASH FLOWS
FOR ThE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                 1999             1998              1997
                                                                -----             -----             -----
                                                                        (thousands of dollars)
Cash flows from operating activities:
  Net loss                                                      $(164)            $ (84)            $ (79)
  Adjustment to reconcile net loss to cash used in
    operating activities:
    Depreciation and amortization                                  66                71                71
    Non-cash interest                                              85              --                --
  Changes in assets and liabilities:
    Accruable rental income                                         9                 2                (8)
    Accrued receivables                                             1                 4                (5)
    Accounts payable and other liabilities                        (13)             --                  16
    Amounts due to affiliates                                       7                (5)                4
                                                                -----             -----             -----
      Net cash used in operating activities                        (9)              (12)               (1)
                                                                -----             -----             -----
Net change in cash and cash equivalents                            (9)              (12)               (1)

Cash and cash equivalents, beginning of year                       21                33                34
                                                                -----             -----             -----

Cash and cash equivalents, end of year                          $  12             $  21             $  33
                                                                =====             =====             =====
Supplemental information:
  Interest paid                                                 $ 264             $ 355             $ 355
                                                                =====             =====             =====


    The accompanying notes are an integral part of the financial statements.

PRENTISS/COPLEY ITASCA ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     ORGANIZATION

       Prentiss/Copley Itasca Associates (the "Partnership") was formed effective May 20, 1991, pursuant to a general partnership agreement between Prentiss Properties Itasca, L.P. (the "Developer") (25%), as managing partner; Copley Pension Properties VI, a Real Estate Limited Partnership ("CPP 6") (51.75%); and Copley Pension Properties VII, a Real Estate Limited Partnership ("CPP 7") (23.25%), for the purpose of owning, constructing and operating an industrial building in Itasca, Illinois.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Income-producing property

       The income-producing property, which became operational in September 1991, is recorded at cost. Depreciation on the building and improvements is provided under the straight-line method over an estimated useful life of 35 years. Management of the Partnership reviews the carrying value of the property to determine if circumstances exist indicating an impairment in the carrying value of the investment in income-producing property or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, management of the Partnership will prepare a projection of the undiscounted future cash flows, without interest charges, of the property and determine if the investment in income-producing property is recoverable based on the undiscounted future cash flows. Management of the Partnership does not believe that there are any factors or circumstances indicating impairment of the property.

       Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and the related accumulated depreciation are removed from the accounts and the gain or loss is included in operations.

       Leasing charges are deferred and amortized over the term of the lease.

       Income taxes

       No provision for income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to income tax and the tax effect of its activities accrues to the individual partners.

       Leases

       The Partnership, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for the lease as an operating lease. Rental income is recognized over the term of the lease as it is earned. Accruable rental income represents rental income earned in excess of rent payments received pursuant to the terms of the lease agreement.

       Assets held for leasing purposes are classified as income-producing property.

       Cash and cash equivalents

       For purposes of reporting cash flows, cash and cash equivalents consists of cash on hand and investments with maturities of three months or less when purchased.

PRENTISS/COPLEY ITASCA ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       Use of estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.     INCOME-PRODUCING PROPERTY


                                                         1999         1998
                                                      ----------   ----------
                                                       (thousands of dollars)
       Land                                            $    983      $    983
       Building and improvements                          1,837         1,837
       Deferred leasing charges                             --            474
                                                      ----------   ----------
                                                          2,820         3,294
       Acceumlated depreciation and amortization            433           841
                                                      ----------   ----------
                                                       $  2,387      $  2,453
                                                      ==========   ==========

4.     LEASING ACTIVITES

       A manufacturer and distributor of high-tech office equipment was the sole lessee of the income-producing property. The tenant vacated the entire building upon expiration of their lease on September 30, 1999. The Partnership is actively seeking to relet the property but has no binding commitments at this time.

5.     RELATED PARTY TRANSACTIONS

       The operations of the Partnership are managed by an affiliate of the Developer in accordance with a management agreement. Management fees charged to the Partnership during the years ended December 31, 1999 and 1998, totaled $8,000 and $11,000, respectively.

       The partnership agreement provides for a priority return, which has been reflected in the financial statements as a payment of interest, on the capital contributions made by CPP 6 and CPP 7; interest is charged at a rate of 11% per annum. The partnership agreement provides for a senior and a junior priority return. In the event of reduced cash flow the senior priority return must be paid and, if necessary, funded from deficit contributions. During 1999, deficit contributions of approximately $85,000 were recorded to satisfy the senior priority return obligations. The junior priority return may accrue and has been accrued by the partnership since September 1999. Amounts due to affiliates at December 31, 1999 consist of the accrued junior priority return.

       As a result of vacancy in the building, the Partnership's ability to service its obligations has been impaired. The partners are, however, obligated by the partnership agreement to fund all other Partnership obligations, including the preferred returns discussed above, in the event of insufficient cash flow from operations.

                              FINANCIAL STATEMENTS
                                   INDEX NO.3

                    Auditor's Report and Financial Statements

                              of Frederick Partners


Report of Independent Auditors from Reznick Fedder & Silverman

Balance Sheets - August 6, 1998 and December 31,1997

Statements of Operations - For the Period ended January 1, 1998 through August
  6, 1998, and the years ended December 31, 1997 and 1996

Statements of Partners' Capital - For the Period ended January 1, 1998 through
  August 6, 1998, and the years ended December 3l, 1997 and 1996

Statements of Cash Flows - For the Period ended January 1,1998 through August
  6, 1998, and the years ended December 31, 1997 and 1996

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

                                     [LOGO]

                           Reznick Fedder & Silverman
            Certified Public Accountants o A Professional Corporation

         Two Hopkins Plaza o Suite 2100 o Baltimore, Maryland 21201-2911
                  o Phone (410) 783-4900 o Fax (410) 727-0460

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


                                                 /s/ Reznick Fedder &  Silverman


Baltimore, Maryland
January 5, 1999

 4520 East West Highway                                  212 S. Tryon Street
        Suite 300                                             Suite 1180
Bethesda, MD 20814-3319                                Charlotte, NC 28281-8100
  Phone (301) 652-9100                                   Phone (704) 332-9100

 745 Atlantic Avenue                                Two Premier Plaza, Suite 500
       Suite 800                                        5605 Glenridge Drive
Boston, MA 02111-2735                                  Atlanta, GA 31150-1298
 Phone (617) 423-5855                                   Phone (770) 844-0644

                               Frederick Partners

                                 BALANCE SHEETS

                      August 6, 1998 and December 31, 1997

                                                         1998           1997
                                                      -----------    -----------
                                     ASSETS

INVESTMENT IN REAL ESTATE
   Land                                               $ 3,099,120    $ 3,099,120
   Building and improvements                           12,919,662     12,919,662
   Personal property                                    1,601,830      1,601,830
                                                      -----------    -----------
                                                       17,620,612     17,620,612
   Less accumulated depreciation                        6,013,592      5,695,652
                                                      -----------    -----------
                                                       11,607,020     11,924,960
   Cash                                                        --        341,988
   Tenant receivables                                          --          2,120
   Tenants' security deposits                                  --         55,241
   Prepaid expenses                                       259,422        149,521
                                                      -----------    -----------
                                                      $11,866,442    $12,473,830
                                                      ===========    ===========

              LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Accounts payable                                   $    72,705    $     6,047
   Accrued expenses                                        35,139             --
   Deferred rental income                                 225,630        154,323
   Accrued distributions                                2,787,044      2,709,187
   Accrued guaranteed payments                          1,500,717      1,458,793
   Tenants' security deposits payable                      56,019         55,241
   Due to affiliates                                           --         18,197
                                                      -----------    -----------
                                                        4,677,254      4,401,788

PARTNERS' EQUITY                                        7,189,188      8,072,042
                                                      -----------    -----------
                                                      $11,866,442    $12,473,830
                                                      ===========    ===========


                        See notes to financial statements

                               Frederick Partners

                            STATEMENTS OF OPERATIONS

         For the period ended January 1, 1998 through August 6, 1998 and the years ended December 31, 1997 and 1996

                                             1998          1997          1996
                                          ----------    ----------    ----------
Revenue
   Rent                                   $1,759,025    $2,794,683    $2,629,810
   Other lease related income                 64,493       118,158        96,688
   Interest                                    6,399         5,796         7,153
                                          ----------    ----------    ----------
       Total revenue                       1,829,917     2,918,637     2,733,651
                                          ----------    ----------    ----------

Expenses
   Operating expenses
     Advertising and promotion                28,787        53,690        63,263
     Salaries                                189,487       303,412       262,844
     Administrative                           54,813        57,442        61,019
     Management fee                           63,789       102,152        95,681
     Maintenance                             145,964       251,807       270,429
     Utilities                                73,378        93,679        91,077
     Real estate taxes                       166,778       275,285       247,279
     Insurance                                13,707        24,686        27,764
     Depreciation                            317,868       613,371       675,378
     Guaranteed payments                     486,236       797,252       776,988
                                          ----------    ----------    ----------
       Total operating expenses            1,540,807     2,572,776     2,571,722
                                          ----------    ----------    ----------

       EXCESS OF REVENUE OVER
          EXPENSES                        $  289,110    $  345,861    $  161,929
                                          ==========    ==========    ==========


                        See notes to financial statements

                               Frederick Partners

                         STATEMENTS OF PARTNERS' EQUITY

         For the period ended January 1, 1998 through August 6, 1998 and the years ended December 31, 1997 and 1996

                                              Frederick       Frederick                       Copley
                                                Bonuto       Bozzuto Two       Copley         Pension
                                               Limited        Limited          Pension       Properties          Total
                                             Partnership     Partnership    Properties VI        VII             Equity
                                            ------------    ------------    -------------   ------------      ------------
Partners' equity, (deficit),
   December 31, 1995                        $   (110,796)   $    (63,178)   $  7,996,457    $  2,665,472      $ 10,487,955
Distributions                                         --              --      (1,082,233)       (360,745)       (1,442,978)
Excess of revenue over expenses                       --              --         121,477          40,482           161,929
                                            ------------    ------------    ------------    ------------      ------------
Partners' equity (deficit)
 December 31, 1996                              (110,796)        (63,178)      7,035,671       2,345,209         9,206,906
Distributions                                         --              --      (1,110,542)       (370,183)       (1,480,725)
Excess of revenue over expenses                       --              --         259,396          86,465           345,861
                                            ------------    ------------    ------------    ------------      ------------
Partners' equity (deficit),
   December 31, 1997                            (110,796)        (63,178)      6,184,525       2,061,491         8,072,042
Distributions                                         --              --        (878,973)       (292,991)       (1,171,964)
Excess of revenue over expenses                       --              --         219,724          69,386           289,110
                                            ------------    ------------    ------------    ------------      ------------
Partners' equity (deficit),
  December 31, 1998                         $   (110,796)   $    (63,178)   $  5,525,276    $  1,837,886      $  7,189,188
                                            ============    ============    ============    ============      ============


                        See notes to financial statements

                               Frederick Partners

                            STATEMENTS OF CASH FLOWS

         For the period ended January 1, 1998 through August 6, 1998 and the years ended December 31, 1997 and 1996

                                                                      1998                1997                1996
                                                                   -----------         -----------         -----------
Cash flows from operating activities
   Excess of revenue over expenses                                 $   289,110         $   345,861         $   161,929
   Adjustments to reconcile excess of revenue over expenses
   to net cash provided by operating activities
    Depreciation                                                       317,868             613,371             675,378
     Changes in assets and liabilities
       Decrease in tenant receivables                                    2,120               2,217               1,792
       (Increase) decrease in prepaid expenses                        (109,901)                930             (25,860)
       Increase (decrease) in deferred rental income                    71,307              84,943             (45,542)
       Increase (decrease) in accounts payable                          66,730               5,218             (25,124)
       Net security deposits received                                   56,019                  --               4,239
       Increase in accrued guaranteed payments                          41,924             211,821             204,391
       Increase in accrued expenses                                     35,139                  --                  --
       Increase (decrease) in due to affiliates                        (18,197)              3,676             (36,734)
                                                                   -----------         -----------         -----------
         Net cash provided by operating activities                     752,119           1,268,037             914,469
                                                                   -----------         -----------         -----------

Cash flows from investing activities:
   Capital additions                                                        --             (13,600)                 --
                                                                   -----------         -----------         -----------
        Net cash used in investing activities                               --             (13,600)                 --
                                                                   -----------         -----------         -----------

Cash flows from financing activities
   Capital distributions paid                                       (1,094,107)         (1,087,342)         (1,063,396)
                                                                   -----------         -----------         -----------

        Net cash used in financing activities                       (1,094,107)         (1,087,342)         (1,063,396)
                                                                   -----------         -----------         -----------

        NET (DECREASE) INCREASE IN CASH                               (341,988)            167,095            (148,927)
Cash, beginning                                                        341,988             174,893             323,820
                                                                   -----------         -----------         -----------
Cash, ending                                                       $        --         $   341,988         $   174,893
                                                                   ===========         ===========         ===========
Supplemental disclosure of cash flow information
   Cash paid during the year for guaranteed payments               $   444,312         $   585,431         $   572,597
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

                               Frederick Partners

                          NOTES TO FINANCIAL STATEMENTS

                      August 6, 1998 and December 31, 1997


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Frederick Partners (the Partnership) was formed as a general partnership under the laws of the State of Maryland on March 20, 1989, for the purpose of constructing, owning and operating a rental housing project. The project consists of 314 units located in Frederick County, Maryland, and is operating as Crystal Park. During 1990, the construction of the first phase (Phase I) was completed and rental operations commenced. During 1991,construction of a second phase of the project (Phase II) was completed and rental operations commenced. On August 6,1998, Copley Pension Properties VI and VII (CPPVI and VII), sold their entire interest in the partnership and Frederick Bozzuto Limited Partnership (FBLP) and Frederick Bozzuto Two Limited Partnership (FBLP Two) sold 34% of their 35% interest in the Partnership and distributed the remaining 1% to an affiliate. Prior to such sale, all leases between the Partnership and tenants of the property were operating leases.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported mounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Management Fees

The Partnership is required to pay an annual property management fee to Bozzuto Management Company, an affiliate of Frederick Bozzuto Limited Partnership and Frederick Bozzuto Two Limited Partnership, general partners, in an mount equal to 3.5% of gross receipts collected. Management fees of $63,789, $102,152 and $95,681 were expensed in 1998, 1997 and 1996, respectively. At December 31, 1997, $8,708 remained unpaid.

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

The Agreement provided for both a Senior and Junior Priority Return, on a monthly basis, which was calculated at the rate of 10.09% per annum on their outstanding capital. The Phase II Priority Returns were payable monthly from Operating Cash Flow as defined in the Agreement, but, (a) to the extent Senior Priority Returns were required to be paid currently, they will be funded, if necessary, out of the proceeds of Deficit Contributions and Default Capital Contributions as defined in the Agreement, and (b) to the extent the full amount of the Junior Priority Return was not made from such sources on a monthly basis, the amount of the Junior Priority Return accrued with interest compounded monthly.

                               Frederick Partners

                      August 6, l998 and December 3l, 1997


NOTE D - PARTNERS' EQUITY (Continued)

At August 6,1998 and December 31, 1997, the Phase II Junior Priority Return (including accrued interest of $448,808 and $368,415, respectively) and Senior Priority Returns payable totaled $1,489,662 (of which $1,114,564 was due to CPP VI and $375,098 was due to CPP VII), and $1,340,067 (of which $1,000,804 was due to CPP VI and $339,263 was due to CPP VII). Effective August 7,1998, the Partnership is no longer subject to this agreement.

Subsequent to the financial statement date and in connection with the August 6, 1998 sale of its partnership interests, CPP VI and VII received $21,669,858 out of the sale proceeds and applied it to the repayment of the following accounts:

        Accrued distributions                          $ 2,787,044
        Accrued guaranteed payments                      1,500,717
        Return of initial capital contribution          17,382,097
                                                       -----------
                                                       $21,669,858
                                                       ===========

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

                                              1998         1997         1996
                                            ---------    ---------    ---------
Excess of revenue over expenses
 (financial statement basis)                $ 289,110    $ 345,861    $ 161,929
Deferred rental income                       (154,322)      84,943      (45,542)
Real estate taxes deductible under IRS
 Code Section 461                             138,097         (908)     (27,098)
                                            ---------    ---------    ---------

     Tax basis excess of revenue
       over expenses                        $ 272,885    $ 429,896    $  89,289
                                            =========    =========    =========

                               Frederick Partners

                      August 6, 1998 and December 31, 1997


     NOTE B-RECONCILIATION OF FINANCIAL STATEMENTS TO TAX RETURN (Continued)

                                                       1998                  1997                   1996
                                                    -----------           -----------           -----------
Partners' equity (financial statement basis)        $ 7,189,188           $ 8,072,042           $ 9,206,906
Deferred rental income                                       --               154,323                69,380
Real estate taxes deductible under IRS
 Code Section 46l                                            --              (138,097)             (137,189)
Net adjustment for technical termination             (7,189,188)                   --                    --
                                                    -----------           -----------           -----------
     Tax basis                                      $        --           $ 8,088,268           $ 9,139,097
                                                    ===========           ===========           ===========

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                              Page
Number                             Exhibit                           Number
------                             -------                           ------

10H.            First Amendment to Hewson Wilmington Associates         *
                General Partnership Agreement dated as of
                December 31, 1989 by and between Hewson/Wilmington,
                L.P., a California limited partnership and the
                Registrant.

27.             Financial Data Schedule






*Previously filed and incorporated herein by reference.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          COPLEY PENSION PROPERTIES VI;
                        A REAL ESTATE LIMITED PARTNERSHIP



Date:    March 29, 2000               By:      /s/  Alison Husid Cutler
                                               ------------------------
                                                    Alison Husid Cutler
                                                    President of the
                                                    Managing General Partner



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                     Title                            Date
       ---------                     -----                            ----
                              President, Chief
                              Executive Officer and
 /s/ Alison Husid Cutler      Director of the Managing            March 29, 2000
--------------------------
     Alison Husid Cutler      General Partner

                              Vice President and
 /s/ Pamela J. Herbst         Director of the Managing            March 29, 2000
--------------------------
     Pamela J. Herbst         General Partner

                              Vice President and
 /s/ J. Grant Monahon         Director of the Managing            March 29, 2000
--------------------------
     J. Grant Monahon         General Partner


 /s/ James J. Finnegan        Vice President of the Managing      March 29, 2000
--------------------------
     James J. Finnegan        General Partner

                              Treasurer and Principal Financial
/s/  Karin J. Lagerlund       and Accounting Officer of the       March 29, 2000
--------------------------
     Karin J. Lagerlund       Managing General Partner