Form 10-Q
period 2000-03-31
COPLEY PENSION PROPERTIES VI
filed 2000-05-09
CIK 824209

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   -----------------------------------------

For Quarter Ended March 31, 2000        Commission File Number 0-17807

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

------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

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


                       FOR QUARTER ENDED MARCH 31, 2000

                                    PART I

                             FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                           March 31, 2000   December 31, 1999
                                             (Unaudited)        (Audited)
                                           ---------------  ------------------

Assets

Real estate investments:
 Joint venture                                 $1,553,933          $1,595,569
 Property, net                                  4,167,277           4,061,102
                                               ----------          ----------
                                                5,721,210           5,656,671

Cash and cash equivalents                       2,138,701           2,305,383
                                               ----------          ----------
                                               $7,859,911          $7,962,054
                                               ==========          ==========

Liabilities and Partners' Capital

Accounts payable                               $   62,382          $   75,335
Accrued management fee                                  -              13,696
Deferred disposition fees                       1,369,577           1,369,577
                                               ----------          ----------
Total liabilities                               1,431,959           1,458,608
                                               ----------          ----------

Partners' capital:
 Limited partners ($223.49
   per unit; 160,000 units authorized;
   48,788 units issued and outstanding)         6,417,496           6,492,235
 General partners                                  10,456              11,211
                                               ----------          ----------
Total partners' capital                         6,427,952           6,503,446
                                               ----------          ----------
                                               $7,859,911          $7,962,054
                                               ==========          ==========

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                   Three Months Ended March 31,
                                        2000         1999
                                   ------------   ------------
INVESTMENT ACTIVITY

Property rentals                     $  192,500    $   183,255
Property operating expenses             (48,516)       (54,451)
Depreciation and amortization           (31,594)       (32,851)
                                     ----------    -----------
                                        112,390         95,953

Joint venture earnings (loss)           (41,636)        51,538
                                     ----------    -----------

 Total real estate activity              70,754        147,491
                                     ----------    -----------

Interest on cash equivalents             32,244         42,149
                                     ----------    -----------
 Total investment activity              102,998        189,640
                                     ----------    -----------

PORTFOLIO EXPENSES

Management fee                                -         15,304
General and administrative               40,013         54,640
                                     ----------    -----------
                                         40,013         69,944
                                     ----------    -----------


Net income                           $   62,985    $   119,696
                                     ==========    ===========

Net income per limited
 partnership unit                    $     1.28    $      2.43
                                     ==========    ===========

Cash distributions per limited
 partnership unit                    $     2.81    $      3.61
                                     ==========    ===========

Number of limited partnership units
 outstanding during the period           48,788         48,788
                                     ==========    ===========

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)

                                Three Months Ended March 31,
                                 2000                   1999
                        ---------------------   ---------------------
                         General      Limited    General      Limited
                        Partners     Partners   Partners     Partners
                        --------   ----------   --------   ----------
Balance at beginning
 of period              $ 11,211   $6,492,235   $ 13,832   $6,981,503

Cash distributions        (1,385)    (137,094)    (1,779)    (176,125)

Net income                   630       62,355      1,197      118,499
                        --------   ----------   --------   ----------

Balance at end
 of period              $ 10,456   $6,417,496   $ 13,250   $6,923,877
                        ========   ==========   ========   ==========

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)



                                            Three Months Ended March 31,
                                                2000         1999
                                            -----------   ----------
Net cash provided by (used in)
 operating activities                        $  (24,567)  $  151,298
                                             ----------   ----------

Cash flows from investing activities:

   Investment in property                        (3,636)           -
                                             ----------   ----------

Net cash used in investing activities            (3,636)           -
                                             ----------   ----------

Cash flows from financing activity:

  Distributions to partners                    (138,479)    (177,904)
                                             ----------   ----------

Net cash used in financing activities          (138,479)    (177,904)
                                             ----------   ----------


Net decrease in cash and cash equivalents      (166,682)     (26,606)

Cash and cash equivalents:
  Beginning of period                         2,305,383    2,605,486
                                             ----------   ----------

  End of period                              $2,138,701   $2,578,880
                                             ==========   ==========

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2000 and December 31, 1999 and its operations, its cash flows and partners' capital for the three months ended March 31, 2000 and 1999. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1999 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

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

Note 2 - Investment in Joint Venture

     Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the Prentiss Copystar joint venture:

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

                             Assets and Liabilities
                             ----------------------

                                March 31, 2000  December 31, 1999
                                --------------  -----------------
Assets
 Real property, at cost less
   accumulated depreciation
   of $436,246 and $423,431,
   respectively                     $2,342,621         $2,355,436
 Other                                   1,920             11,877
                                    ----------         ----------
                                     2,344,541          2,367,313

Liabilities                             92,226             73,813
                                    ----------         ----------

Net assets                          $2,252,315         $2,293,500
                                    ==========         ==========


                             Results of Operations
                             ---------------------

                                  Three Months Ended March 31,
                                     2000               1999
                                  ---------          ---------
Revenue:
  Rental income                   $       -          $ 121,601
                                  ---------          ---------
                                          -            121,601
                                  ---------          ---------

Expenses:
  Operating expenses                 28,370             26,780
  Depreciation and amortization      12,815             17,357
                                  ---------          ---------
                                     41,185             44,137
                                  ---------          ---------

Net income (loss)                 $ (41,185)         $  77,464
                                  =========          =========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Note 3 - Property

     The following is a summary of the Partnership's remaining wholly-owned property (Wilmington Industrial):

                                  March 31, 2000   December 31, 1999
                                  --------------   -----------------
Land                               $   2,770,056       $   2,770,056
Buildings, improvements and
  other capitalized costs              4,911,714           4,908,078
Investment valuation allowance        (1,500,000)         (1,500,000)
Accumulated depreciation and
  amortization                        (2,208,345)         (2,176,751)
Net operating assets                     193,852              59,719
                                   -------------       -------------
                                   $   4,167,277       $   4,061,102
                                   =============       =============

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest on December 31, 1988. A total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate and for the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments; one investment was sold in each of 1990, 1994 and 1997 and two investments were sold in 1998. Through March 31, 2000, capital of $37,884,369 ($776.51 per limited partnership unit) has been returned to the limited partners; $36,194,353 as a result of sales and $1,690,016, as a result of a discretionary reduction of original working capital previously held in reserves.

     At March 31, 2000, the Partnership had $2,138,701 in cash and cash equivalents which is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's invested cash and cash equivalents and real estate investments, and proceeds from the sale of such investments. There were no cash distributions made during the first quarter of 2000 due to insufficient cash flow from the properties. One property has been vacant since September 30, 1999 and the other remaining property has had property level obligations which has reduced its cash flow to the Partnership. Distributions of cash from operations relating to the first quarter of 1999 were made at the annualized rate of 5.5% based on an adjusted capital contribution of $228.20 per limited partnership unit.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 2000, the appraised value of each real estate investment exceeded its carrying value; the aggregate of such excess was approximately $2,470,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Results of Operations
---------------------

Form of Real Estate Investments

     The Wilmington Industrial investment is a wholly-owned property. The Prentiss Copystar real estate investment is structured as a joint venture.

Operating Factors

     One of the Partnership's two industrial properties, Wilmington Industrial, was 67% leased at March 31, 2000 compared to 100% leased at March 31, 1999. The other industrial property, Prentiss Copystar was vacant at March 31, 2000 compared to 100% leased at March 31, 1999. Subsequent to quarter end, the Partnership negotiated a long-term lease with a single tenant, which is expected to commence on August 1, 2000, upon completion of tenant improvements.

Investment Results

     Interest income on cash equivalents decreased $9,905 between the first quarter of 1999 and 2000 due to lower average investment balances.

     Real estate operating results were $70,754 for the first three months of 2000, and $147,491 for the comparable period of 1999. The decrease of $76,737 is primarily due to a loss in joint venture earnings as a result of Prentiss Copystar's vacancy. Operating results from the Partnership's remaining investment has increased by approximately $17,000 during the first three months of 2000, compared to the first three months of 1999. The increase is primarily due to an increase in rental income resulting from higher rental rates as well as a decrease in expenses.

     Cash flow from operations decreased by approximately $176,000 between the first three months of 1999 and 2000. The decrease is primarily due to the decrease in distributions from the joint venture as a result of the property being vacant as well as an increase in property working capital.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership did not incur a management fee during the three months ended March 31, 2000 due to the suspension of cash distributions for the first quarter of 2000 as discussed above. General and administrative expenses decreased approximately $15,000 between the first quarter of 2000 and 1999 primarily due to lower taxes offset by an increase in investor servicing fees.

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP
                                   FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 2000

                                    PART II

                               OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   (27) Financial Data Schedule

          b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 2000.

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

                             COPLEY PENSION PROPERTIES VI;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)


May 9, 2000
                             /s/ Alison Husid Cutler
                             -------------------------------
                               Alison Husid Cutler
                               President, Chief Executive Officer
                               And Director of Managing General Partner, Sixth Copley Corp.


May 9, 2000
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Sixth Copley Corp.