Form 10-Q
period 2000-06-30
COPLEY PENSION PROPERTIES VI
filed 2000-08-09
CIK 824209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    -----------------------------------------

For Quarter Ended June 30, 2000                   Commission File Number 0-17807




                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)


         Massachusetts                                   04-2988542
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         World Trade Center East
         Two Seaport Lane, 16th Fl.
         Boston, Massachusetts                                  02210
(Address of principal executive offices)                     (Zip Code)

               Registrant's telephone number, including area code:
                                (617) 261-9000


  ----------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report:

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

                        FOR QUARTER ENDED JUNE 30, 2000

                                    PART I

                             FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


BALANCE SHEETS

                                              June 30, 2000      December 31, 1999
                                                (Unaudited)         (Audited)
                                             ---------------     -----------------
ASSETS

Real estate investments:
   Joint venture                                $1,648,020           $1,595,569
   Property, net                                 4,337,663            4,061,102
                                                ----------           ----------
                                                 5,985,683            5,656,671

Cash and cash equivalents                        1,876,305            2,305,383
                                                ----------           ----------
                                                $7,861,988           $7,962,054
                                                ==========           ==========

LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                $   62,543           $   75,335
Accrued management fee                                --                 13,696
Deferred disposition fees                        1,369,577            1,369,577
                                                ----------           ----------
Total liabilities                                1,432,120            1,458,608
                                                ----------           ----------


Partners' capital:
   Limited partners ($223.49
      per unit; 160,000 units authorized,
      48,788 units issued and outstanding)       6,419,393            6,492,235
   General partners                                 10,475               11,211
                                                ----------           ----------
Total partners' capital                          6,429,868            6,503,446
                                                ----------           ----------
                                                $7,861,988           $7,962,054
                                                ==========           ==========

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


STATEMENTS OF OPERATIONS
(Unaudited)

                                             Three Months Ended    Six Months Ended     Three Months Ended    Six Months Ended
                                               June 30, 2000         June 30, 2000         June 30, 1999        June 30, 1999
                                               -------------         -------------         -------------        -------------
INVESTMENT ACTIVITY

Property rentals                                 $ 142,225             $ 334,725              $ 188,760           $ 372,015
Property operating expenses                        (60,304)             (108,820)               (44,682)            (99,133)
Depreciation and amortization                      (46,218)              (77,812)               (15,201)            (48,052)
                                                 ---------             ---------              ---------           ---------
                                                    35,703               148,093                128,877             224,830

Joint venture earnings (losses)                    (25,974)              (67,610)                48,097              99,635
                                                 ---------             ---------              ---------           ---------

     Total real estate activity                      9,729                80,483                176,974             324,465
                                                 ---------             ---------              ---------           ---------

Interest on cash equivalents                        30,910                63,154                 31,314              73,463
                                                 ---------             ---------              ---------           ---------
     Total investment activity                      40,639               143,637                208,288             397,928
                                                 ---------             ---------              ---------           ---------

PORTFOLIO EXPENSES

Management fee                                          --                    --                 15,304              30,608
General and administrative                          38,723                78,736                 38,316              92,956
                                                 ---------             ---------              ---------           ---------
                                                    38,723                78,736                 53,620             123,564
                                                 ---------             ---------              ---------           ---------

Net income (loss)                                $   1,916             $  64,901              $ 154,668           $ 274,364
                                                 =========             =========              =========           =========

COPLEY PENSION PROPERTIES VI
A REAL ESTATE LIMITED PARTNERSHIP;

Net income per limited
     partnership unit                 $         .04   $       1.32   $        3.14   $     5.57
                                      =============   ============   =============   ==========

Cash distributions per limited
     partnership unit                 $          --   $       2.81   $        3.14   $     6.75
                                      =============   ============   =============   ==========

Number of limited partnership units
     outstanding during the period           48,788         48,788          48,788       48,788
                                      =============   ============   =============   ==========

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)

                             Three Months Ended          Six Months Ended          Three Months Ended           Six Months Ended
                               June 30, 2000              June 30, 2000               June 30, 1999              June 30, 1999
                        -------------------------     ---------------------      -----------------------     ----------------------
                          General         Limited      General      Limited        General       Limited      General       Limited
                         Partners        Partners     Partners     Partners       Partners      Partners     Partners      Partners
                         --------        --------     --------     --------       --------      --------     --------      --------
Balance at beginning
     of period          $  10,456     $ 6,417,496    $  11,211   $ 6,492,235     $  13,250    $ 6,923,877   $  13,832   $ 6,981,503

Cash distributions             --              --       (1,385)     (137,094)       (1,547)      (153,194)     (3,326)     (329,319)

Net income (loss)              19           1,897          649        64,252         1,547        153,121       2,744       271,620
                        ---------     -----------    ---------   -----------     ---------    -----------   ---------   -----------

Balance at end
     of period          $  10,475     $ 6,419,393    $  10,475   $ 6,419,393     $  13,250    $ 6,923,804   $  13,250   $ 6,923,804
                        =========     ===========    =========   ===========     =========    ===========   =========   ===========

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                          Six Months Ended June 30,
                                                          2000               1999
                                                      -----------        -----------
Net cash provided by operating activities             $   127,135        $   257,916
                                                      -----------        -----------

Cash flows from investing activities:
  Investment in property                                 (297,673)                 -
  Investment in joint venture                            (120,061)                 -
                                                      -----------        -----------
      Net cash used in investing activities              (417,734)                 -
                                                      -----------        -----------

Cash flows from financing activities:
  Distributions to partners                              (138,479)          (332,645)
                                                      -----------        -----------
      Net cash used in financing activities              (138,479)          (332,645)
                                                      -----------        -----------

Net decrease in cash and cash equivalents                (429,078)           (74,729)

Cash and cash equivalents:

    Beginning of period                                 2,305,383          2,605,486
                                                      -----------        -----------
    End of period                                     $ 1,876,305        $ 2,530,757
                                                      ===========        ===========

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 2000 and December 31, 1999, its results of operations, and partners' capital for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six month periods ended June 30, 2000 and 1999. These adjustments are of a normal recurring nature.

         See notes to financial statements included in the Partnership's 1999 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business
----------------------------------

         Copley Pension Properties VI; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in July 1988, and acquired the two real estate investments it currently owns prior to the end of 1991. It intends to dispose of its investments within twelve years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is considered to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.

Note 2 - Investments in Joint Ventures
--------------------------------------

         Summarized Financial Information

         The following summarized financial information is presented in the aggregate for the Prentiss Copystar joint venture:

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


                                Assets and Liabilities
                               ------------------------

                                                     June 30, 2000          December 31, 1999
                                                     -------------          -----------------
Assets
   Real property, at cost less
      accumulated depreciation
      of $449,062 and $423,431,
      respectively                                   $2,455,077                 $2,355,436
   Other                                                 61,057                     11,877
                                                     ----------                 ----------
                                                      2,516,134                  2,367,313

Liabilities                                             146,471                     73,813
                                                     ----------                 ----------

Net assets                                           $2,369,663                 $2,293,500
                                                     ==========                 ==========

                                 Results of Operations
                                 ---------------------

                                                       Six Months Ended June 30,
                                                       2000                 1999
                                                    ----------            ---------
Revenue:
     Rental income                                $          -           $  243,948

                                                    ----------            ---------
                                                             -              243,948
                                                    ----------            ---------

Expenses:
     Operating expenses                                 72,208               59,293
     Depreciation and amortization                      25,631               34,715
                                                    ----------            ---------
                                                        97,839               94,008
                                                    ----------            ---------

Net income (loss)                                 $    (97,839)          $  149,940
                                                    ==========            =========

       Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliates on behalf of financing arrangements with the joint venture.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


Note 3 - Property
-----------------

         The following is a summary of the Partnership's last remaining wholly-owned property (Wilmington Industrial):

                                                 June 30, 2000           December 31, 1999
                                               ---------------           -----------------
Land                                           $    2,770,056            $     2,770,056
Buildings, improvements and
  other capitalized costs                           5,276,380                  4,908,078
Investment valuation allowance                     (1,500,000)                (1,500,000)
Accumulated depreciation and
  amortization                                     (2,254,563)                (2,176,751)
Other assets and liabilities, net                      45,790                     59,719
                                                -------------              -------------
                                               $    4,337,663            $     4,061,102
                                                =============              =============

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources

         The Partnership completed its offering of units of limited partnership interest on December 31, 1988. A total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate and for the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments; one investment was sold in each of 1990, 1994 and 1997 and two investments were sold in 1998. Through June 30, 2000, capital of $37,884,369 ($776.51 per limited partnership unit) has been returned to the limited partners; $36,194,353 as a result of sales and $1,690,016 as a result of a discretionary reduction of original working capital previously held in reserves.

         At June 30, 2000, the Partnership had $1,876,305 in cash and cash equivalents which is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's invested cash and cash equivalents and real estate investments, and proceeds from the sale of such investments. There were no cash distributions made relating to the first and second quarters of 2000 due to insufficient cash flow from the properties. One property has been vacant since September 30, 1999 and the other remaining property has reduced its cash flow to the Partnership due to payments of capital expenditures. Based on an adjusted capital contribution of $228.20 per limited partnership unit, distributions of cash from operations relating to the first and second quarters of 1999 were made at the annualized rate of 5.5%.

         The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 2000, the aggregate appraised value of the real estate investments exceeded their carrying value by approximately $2,200,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Results of Operations

Form of Real Estate Investments

         The Wilmington Industrial investment is a wholly-owned property. The Prentiss Copystar real estate investment is structured as a joint venture.

Operating Factors

         One of the Partnership's two industrial properties, Wilmington Industrial, was 77% leased at June 30, 2000 compared to 100% leased at June 30, 1999. The other industrial property, Prentiss Copystar was vacant at June 30, 2000 compared to 100% leased at June 30, 1999. During the first quarter of 2000, the Partnership executed a long-term lease with a single tenant, which is expected to commence during August 2000, upon completion of tenant improvements.

Investment Results

         For the three and six months ended June 30, 2000, results from real estate operations were $9,729 and $80,483, respectively, compared to $176,974 and $324,465 for the comparable periods in 1999. The decreases of $167,245 and $243,982 for the comparative three and six month periods, respectively, are primarily due to a decrease in joint venture earnings as a result of Prentiss Copystar's vacancy and a decrease in operating results at Wilmington Industrial. The decrease at Wilmington Industrial is due to lower occupancy and an increase in depreciation and operating expenses.

         Interest on cash equivalents for the three and six months ended June 30, 2000, was $30,910 and $63,154, respectively, compared to $31,314 and $73,463 for the same periods in 1999. The decreases of approximately $400 and $10,000 for the comparative three and six month periods are primarily due to lower average investment balances.

Portfolio Expenses

         The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


              The Partnership did not incur a management fee during the three and six month periods ended June 30, 2000 due to the suspension of cash distributions for the first and second quarters of 2000 due to the joint venture's property being vacant and the other remaining property has reduced its cash flow to the Partnership due to payments of capital expenditures.

         General and administrative expenses for the three and six month periods ended June 30, 2000 were $38,723 and $78,736, respectively, compared to $38,316 and $92,956 for the same periods in 1999. The overall six month decrease is primarily due to lower taxes offset by increases in investor servicing fees, legal fees and printing fees.

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP
                                   FORM 10-Q

                        FOR QUARTER ENDED JUNE 30, 2000

                                    PART II

                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits:  (27) Financial Data Schedule

         b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 2000.

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

                           COPLEY PENSION PROPERTIES VI;
                           A REAL ESTATE LIMITED PARTNERSHIP
                           (Registrant)


August 9, 2000
                           /s/ Alison L. Husid
                           --------------------------------
                               Alison L. Husid
                               President, Chief Executive Officer
                               And Director of Managing General Partner, Sixth Copley Corp.



August 9, 2000
                           /s/ Karin J. Lagerlund
                           --------------------------------
                              Karin J. Lagerlund
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Sixth Copley Corp.