Form 10-Q
period 2000-09-30
COPLEY PENSION PROPERTIES VI
filed 2000-11-09
CIK 824209

                      SECURITIES AND EXCHANGE COMMISSION
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   -----------------------------------------

For Quarter Ended September 30, 2000  Commission File Number 0-17807



                         COPLEY PENSION PROPERTIES VI;
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


                      FOR QUARTER ENDED SEPTEMBER 30, 2000

                                     PART I


                             FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


BALANCE SHEETS



                                                September 30, 2000   December 31, 1999
                                                    (Unaudited)          (Audited)
                                                -------------------  ------------------

ASSETS

Real estate investments:
 Joint venture                                     $1,760,708          $1,595,569
 Property, net                                      4,311,467           4,061,102
                                                   ----------          ----------
                                                    6,072,175           5,656,671

Cash and cash equivalents                           1,937,666           2,305,383
                                                   ----------          ----------
                                                   $8,009,841          $7,962,054
                                                   ==========          ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                   $   78,144          $   75,335
Accrued management fee                                      -              13,696
Deferred disposition fees                           1,369,577           1,369,577
                                                   ----------          ----------
Total liabilities                                   1,447,721           1,458,608
                                                   ----------          ----------


Partners' capital:
 Limited partners ($223.49
   per unit; 160,000 units authorized,
   48,788 units issued and outstanding)             6,550,322           6,492,235
 General partners                                      11,798              11,211
                                                   ----------          ----------
Total partners' capital                             6,562,120           6,503,446
                                                   ----------          ----------
                                                   $8,009,841          $7,962,054
                                                   ==========          ==========



    (See accompanying notes to unaudited financial statements)

COPLEY PENSION
PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


STATEMENTS OF OPERATIONS
(Unaudited)
                                        Three Months Ended   Nine Months Ended    Three Months Ended   Nine Months Ended
                                        September 30, 2000   September 30, 2000   September 30, 1999   September 30, 1999
                                        ------------------   ------------------   ------------------   ------------------

INVESTMENT ACTIVITY

Property rentals                             $203,759            $ 538,484             $205,093            $ 577,108
Property operating expenses                   (47,926)            (156,746)             (52,316)            (151,449)
Depreciation and amortization                 (47,737)            (125,549)             (48,537)             (96,589)
                                             --------            ---------             --------            ---------
                                              108,096              256,189              104,240              329,070

Joint venture earnings (losses)                37,274              (30,336)              45,031              144,666
                                             --------            ---------             --------            ---------

  Total real estate activity                  145,370              225,853              149,271              473,736
                                             --------            ---------             --------            ---------

Interest on cash equivalents                   29,695               92,849               31,506              104,969
                                             --------            ---------             --------            ---------
  Total investment activity                   175,065              318,702              180,777              578,705
                                             --------            ---------             --------            ---------

PORTFOLIO EXPENSES

Management fee                                      -                    -               13,891               44,499
General and administrative                     42,813              121,549               42,570              135,526
                                             --------            ---------             --------            ---------
                                               42,813              121,549               56,461              180,025
                                             --------            ---------             --------            ---------

Net income                                   $132,252            $ 197,153             $124,316            $ 398,680
                                             ========            =========             ========            =========


Net income per limited
  partnership unit                           $   2.68            $    4.00             $   2.52            $    8.09
                                             ========            =========             ========            =========

Cash distributions per limited
  partnership unit                           $      -            $    2.81              $  3.14            $    9.89
                                             ========            =========              =======            =========

Number of limited partnership units
  outstanding during the period                48,788               48,788               48,788               48,788
                                              =======            =========              =======            =========

    (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)


                         Three Months Ended     Nine Months Ended       Three Months Ended      Nine Months Ended
                         September 30, 2000     September 30, 2000      September 30, 1999      September 30, 1999
                        --------------------  ----------------------  ----------------------  ----------------------
                        General    Limited     General     Limited     General     Limited     General     Limited
                        Partners   Partners   Partners    Partners    Partners    Partners    Partners    Partners
                        --------  ----------  ---------  -----------  ---------  -----------  ---------  -----------

Balance at beginning
  of period              $10,475  $6,419,393   $11,211   $6,492,235    $13,250   $6,923,804    $13,832   $6,981,503

Cash distributions             -           -    (1,385)    (137,094)    (1,547)    (153,194)    (4,873)    (482,513)

Net income                 1,323     130,929     1,972      195,181      1,243      123,073      3,987      394,693
                        --------  ----------  --------   ----------   --------   ----------   --------   ----------

Balance at end
  of period              $11,798  $6,550,322   $11,798   $6,550,322    $12,946   $6,893,683    $12,946   $6,893,683
                        ========  ==========  ========   ==========   ========   ==========   ========   ==========




           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                 Nine Months Ended
                                            --------------------------
                                            September 30,
                                                2000            1999
                                            ------------   -----------

Net cash provided by operating activities   $  265,667     $   492,531
                                            ----------     -----------

Cash flows from investing activities:
 Investment in property                       (299,431)              -
 Investment in joint venture                  (195,474)              -
                                            ----------     -----------
   Net cash used in investing activities      (494,905)              -
                                            ----------     -----------

Cash flows from financing activities:
 Distributions to partners                    (138,479)       (487,386)
                                            ----------     -----------
   Net cash used in financing activities      (138,479)       (487,386)
                                            ----------     -----------

Net (decrease)/increase in cash and
cash equivalents                              (367,717)          5,145

Cash and cash equivalents:

  Beginning of period                        2,305,383       2,605,486
                                            ----------     -----------
  End of period                             $1,937,666     $ 2,610,631
                                            ==========     ===========

          (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 2000 and December 31, 1999, its results of operations, and partners' capital for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine month periods ended September 30, 2000 and 1999. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1999 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements. We prepared the unaudited financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted.


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

Note 2 - Investments in Joint Ventures
--------------------------------------
     Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the Prentiss Copystar joint venture:

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


                                         Assets and Liabilities
                                         ----------------------

                                     September 30,     December 31,
                                         2000             1999
                                     ------------      ------------

Assets
 Real property, at cost less
  accumulated depreciation
  of $461,877 and $423,431,
  respectively                        $2,726,943        $2,355,436
 Other                                    73,940            11,877
                                      ----------        ----------
                                       2,800,883         2,367,313

Liabilities                              209,973            73,813
                                      ----------        ----------

Net assets                            $2,590,910        $2,293,500
                                      ==========        ==========

                                          Results of Operations
                                          ---------------------

                                      Nine Months Ended September 30,
                                          2000              1999
                                      -------------     ------------
Revenue:
 Rental income                        $   58,173        $  357,827
                                      ----------        ----------
                                          58,173           357,827
                                      ----------        ----------

Expenses:
  Operating expenses                      63,474            95,266
  Depreciation and amortization           38,446            52,680
                                      ----------        ----------
                                         101,920           147,946
                                      ----------        ----------

Net income (loss)                     $  (43,747)       $  209,881
                                      ==========        ==========

     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliates on behalf of financing arrangements with the joint venture.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


Note 3 - Property
-----------------
  The following is a summary of the Partnership's last remaining wholly-owned property (Wilmington Industrial):



                                     September 30, 2000   December 31, 1999
                                     -------------------  ------------------

Land                                        $ 2,770,056         $ 2,770,056
Buildings, improvements and
  other capitalized costs                     5,315,371           4,908,078
Investment valuation allowance               (1,500,000)         (1,500,000)
Accumulated depreciation and
  amortization                               (2,302,300)         (2,176,751)
Other assets and liabilities, net                28,340              59,719
                                            -----------         -----------
                                            $ 4,311,467         $ 4,061,102
                                            ===========         ===========

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest on December 31, 1988. A total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate and for the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments; one investment was sold in each of 1990, 1994 and 1997 and two investments were sold in 1998. Through September 30, 2000, capital of $37,884,369 ($776.51 per limited partnership unit) has been returned to the limited partners; $36,194,353 as a result of sales and $1,690,016 as a result of a discretionary reduction of original working capital previously held in reserves.

     At September 30, 2000, the Partnership had $1,937,666 in cash and cash equivalents which is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's invested cash and cash equivalents and real estate investments, and proceeds from the sale of such investments. There were no cash distributions relating to the first three quarters of 2000 due to insufficient cash flow from the properties. One property has just become fully occupied during the third quarter of 2000 and the other remaining property has reduced its cash flow to the Partnership due to payments of capital expenditures. Based on an adjusted capital contribution of $228.20 per limited partnership unit, distributions of cash from operations relating to the first and second quarters of 1999 were made at the annualized rate of 5.5% while distributions relating to the third quarter of 1999 were made at the annualized rate of 5.0% on the adjusted capital contribution of $228.20.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 2000, the aggregate appraised value of the real estate investments exceeded their carrying value by approximately $3,500,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a correlation of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Results of Operations

Form of Real Estate Investments

     The Wilmington Industrial investment is a wholly-owned property. The Prentiss Copystar real estate investment is structured as a joint venture.

Operating Factors

     During the third quarter of 2000, both properties became 100% leased as they were at September 30, 1999.

Investment Results

     For the three and nine months ended September 30, 2000, results from real estate operations were $145,370 and $225,853, respectively, compared to $149,271 and $473,736 for the comparable periods in 1999. While the comparative three month activity remained relatively stable, the overall nine month decrease of $247,883 is primarily due to a decrease in joint venture earnings as a result of Prentiss Copystar's vacancy during the first eight months of 2000 and a decrease in operating results at Wilmington Industrial. The decrease at Wilmington Industrial is due to lower average occupancy during 2000 and an increase in depreciation and operating expenses.

     Interest on cash equivalents for the three and nine months ended September 30, 2000 was $29,695 and $92,849, respectively, compared to $31,506 and $104,969 for the same periods in 1999. The decreases of approximately $1,800 and $12,000 for the comparative three and nine month periods are primarily due to lower average investment balances.

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

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


     The Partnership did not incur management fees during the three and nine month periods ended September 30, 2000 due to the suspension of cash distributions related to the first three quarters of 2000 due to the joint venture's property being vacant during the first eight months of 2000 and the other remaining property having reduced its cash flow to the Partnership due to payments of capital expenditures.

     General and administrative expenses for the three and nine month periods ended September 30, 2000 were $42,813 and $121,549, respectively, compared to $42,570 and $135,526 for the same periods in 1999. While the comparative three month period expenses remained stable, the overall nine month decrease is primarily due to lower taxes offset by increases in investor servicing fees and printing fees.

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP
                                   FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 2000

                                    PART II


                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

          a.  Exhibits:   (27) Financial Data Schedule

          b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended September 30, 2000.

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



                             COPLEY PENSION PROPERTIES VI;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)


November 9, 2000
                              /s/ Alison L. Husid
                              -------------------------------
                                Alison L. Husid
                                President, Chief Executive Officer
                                And Director of Managing General Partner, Sixth Copley Corp.



November 9, 2000
                             /s/ Jem A. Hudgins
                             --------------------------------
                               Jem A. Hudgins
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Sixth Copley Corp.