Form 10-K
period 2000-12-31
COPLEY PENSION PROPERTIES VI
filed 2001-03-29
CIK 824209

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                          Commission File No. 0-17807

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

        World Trade Center East
           Two Seaport Lane
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

              As of December 31, 2000 the Partnership is invested in the two real property investments described below. Additionally, the Partnership sold five other real estate investments between 1990 and 2000. The principal terms of these sales are set forth in the following table:


                            DATE        NET SALE   DISTRIBUTION   DISTRIBUTION
     INVESTMENT             SOLD        PROCEEDS     PER UNIT         DATE
     ----------             ----        --------     --------         ----
Waterford Apartments        8/98     $16,338,750     $334.29          8/98
White Phonic                6/98     $ 4,279,751     $ 87.72          7/98
Stemmons Industrial         9/97     $ 4,334,193     $ 88.84         10/97
Lakewood Apartments         8/94     $ 9,131,207     $182.85         10/94
Payne Ranch                 6/90     $ 8,199,836     $ 48.17          7/90


      A.     Industrial Building in Carson, California ("Wilmington
             ------------------------------------------------------
             Industrial").
             ------------

              On July 18, 1988, the Partnership acquired a 60% interest in a joint venture with an affiliate of The Hewson Company. On November 15, 1989, the Partnership agreed to increase its maximum commitment from $6,685,000 to $7,285,000. On February 1, 1991, the Partnership agreed to further increase its maximum commitment to $8,085,000. The Partnership made capital contributions totaling $7,774,402. As of December 31, 1991, because of the developer partner's inability to fund its share of capital contributions, the Partnership assumed 100% ownership of the joint venture's assets, which consisted primarily of approximately 5.77 acres of land in Carson, California and an approximately 115,732 square foot multi-tenant industrial building located thereon. As of December 31, 2000, the building was 100% leased.

              B.     Industrial Building in Itasca, Illinois ("Prentiss
                     --------------------------------------------------
                     Copystar").
                     ----------

              On May 23, 1991, the Partnership acquired a 51.75% interest in a joint venture formed with Copley Pension Properties VII; A Real Estate Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 23.25% interest, and with an affiliate of Prentiss Properties, Ltd (the "Developer"). As of December 31, 2000, the Partnership had contributed $2,739,013 to the capital of the joint venture, which includes default contributions made on behalf of the Developer, of which $63,563 had been returned to the Partnership. Of the capital contributed and not returned, $1,542,848 is characterized as Senior Capital, $690,000 is characterized as Junior Capital and $442,602 is characterized as Deficit and Default Contributions. The joint venture agreement entitles the Partnership to receive a preferred compounded monthly return of 11% per annum on capital contributed. The return on Senior Capital will be payable currently, the return on Junior Capital, Deficit and Default Contributions may accrue and compound monthly if sufficient cash flow is not available therefor. If the Senior Capital is repaid prior to the termination of the joint venture, the Partnership will be entitled to receive a return on the Senior Capital at the lesser of 11% per annum or the interest rate for treasury bonds having a maturity date coinciding with the termination of the joint venture, plus 75 basis points. The joint venture agreement also entitles the Partnership to receive 51.75% of the net proceeds of sales and financings after return of its capital and 51.75% of cash flow remaining after payment of the preferred return, both of which have been adjusted to 61.64% as a result of its Default Contributions, in accordance with the joint venture agreement.

              The joint venture owns approximately 3.75 acres of land in Itasca, Illinois and during 1991 completed construction thereon of an approximately 70,535 square foot single-story industrial building. At December 31, 2000, the building was 100% leased.

              On January 24, 2001, the Partnership, its Affiliate and the Developer executed a Purchase and Sale Agreement to sell the Prentiss Copystar investment. This sale was concluded on February 26, 2001 at which time the Partnership recognized approximately $1,133,000 of its share of the gain from sale of this investment.

      Item 2. Properties


           The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:

---------------------------------------------------------------------------------------------------------------------------------
                                 NUMBER
                                   OF
                    ESTIMATED    TENANTS                                      ANNUAL
                       2001     WITH 10%                                     CONTRACT                                LINE OF
                      ANNUAL       OR                            SQUARE        RENT                                 BUSINESS
                      REALTY    MORE OF     NAMES (S) OF         FEET OF        PER         LEASE       RENEWAL   OF PRINCIPAL
PROPERTY              TAXES       GLA        TENANT(S)         EACH TENANT    SQ. FT.    EXPIRATION     OPTIONS     TENANTS
--------              -----       ---        ---------         -----------    -------    ----------     -------     -------
Industrial Building
 in Carson,  CA      $74,307       5      Practical Packaging    38,930       $5.04       Mar, 2001       N/A     Packaging

                                          CF Airfreight          18,253       $6.60       Aug, 2005       N/A     Airfreight

                                          GSL Transportation     11,682       $6.24       Mar, 2003       N/A     Cargo
                                                                                                                   Transportation
                                                                                                                   and Logistics

                                          Haagen-Dazs            12,000       $6.48      June, 2001       N/A     Ice Cream Storage

                                          General Mills          26,545       $7.56       May, 2005       N/A     Fruit and Yogurt
                                                                                                                   Storage

---------------------------------------------------------------------------------------------------------------------------------
Industrial Building,
 Itasca, IL          $80,100       1      Pittman Company        70,535       $5.50       Aug, 2015       N/A     Printing and
                                                                                                                   Supplies
---------------------------------------------------------------------------------------------------------------------------------

           The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue, and net effective rent for the Partnership's properties:


                         GROSS                   RENTAL
PROPERTY                LEASABLE   YEAR-END     REVENUE      NET EFFECTIVE
                          AREA    OCCUPANCY    RECOGNIZED   RENT ($/SF/YR)*
----------------------------------------------------------------------------
Industrial Building
 in Carson,  CA

       1996             115,732      100%       $709,199         $7.08
       1997             115,732      100%       $752,941         $6.51
       1998             115,732      100%       $726,314         $6.28
       1999             115,732      100%       $761,603         $6.58
       2000             115,732      100%       $779,807         $7.83

Industrial Building,
 Itasca, IL

       1996             70,535       100%       $492,000         $6.98
       1997             70,535       100%       $462,000         $6.55
       1998             70,535       100%       $468,095         $6.64
       1999             70,535         0%       $367,942         $6.96
       2000             70,535       100%       $220,715         $6.26
----------------------------------------------------------------------------

* Net effective rent calculation is based on average occupancy during the respective years.

           Following is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 2000:

                              TENANT AGING REPORT



                                                                   PERCENTAGE OF
                     # OF LEASE        TOTAL           TOTAL       GROSS ANNUAL
PROPERTY             EXPIRATIONS    SQUARE FEET    ANNUAL RENTAL     RENTAL*
--------------------------------------------------------------------------------
Industrial Building
 in Carson,  CA
       2001                2          50,930          $273,967         38%
       2002                0             0                  $0          0%
       2003                2          19,974          $129,608         18%
       2004                0             0                  $0          0%
       2005                2          44,798          $321,146         44%
       2006                0             0                  $0          0%
       2007                0             0                  $0          0%
       2008                0             0                  $0          0%
       2009                0             0                  $0          0%
       2010                0             0                  $0          0%

Industrial Building,
 Itasca, IL(1)
       2001                0             0                  $0          0%
       2002                0             0                  $0          0%
       2003                0             0                  $0          0%
       2004                0             0                  $0          0%
       2005                0             0                  $0          0%
       2006                0             0                  $0          0%
       2007                0             0                  $0          0%
       2008                0             0                  $0          0%
       2009                0             0                  $0          0%
       2010                0             0                  $0          0%
--------------------------------------------------------------------------------

* Does not include expenses paid by tenants.

(1) Remaining lease does not expire within 10 years.

           The following table sets forth for each of the Partnership's properties the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed for purposes of depreciation, and
(v) accumulated depreciation.


                                                              Rate of                       Life         Accumulated
       Entity / Property                       Tax Basis    Depreciation      Method      in years       Depreciation
---------------------------------------------------------------------------------------------------------------------
Industrial Building in Carson, CA
Building & Improvements                       $3,877,571       2.50%            SL           40           $1,022,077
                                              ----------                                                  ----------
Total Depreciable Assets                      $3,877,571                                                  $1,022,077

Industrial Building in Itasca, IL
Building                                      $2,302,015       2.50%            SL           40             $494,260
                                             -----------                                                   ---------
Total Depreciable Assets                      $2,302,015                                                    $494,260

Total Depreciable Assets                      $6,179,586                                                  $1,516,337
                                              ==========                                                  ==========
---------------------------------------------------------------------------------------------------------------------

SL = Straight Line

           Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness.

Industrial Building in Carson, California
-----------------------------------------

           The Los Angeles South Bay's industrial market, totaling approximately 229-million-square-feet, spans six submarkets in an area bordered by LAX to the North, the 605 Freeway to the East, Orange County to the South, and the Pacific Ocean to the West. The South Bay is part of the over 800-million-square-foot Southern California Industrial Market.

           Within the overall Southern California market, the strength of the South Bay market is evident by its central location, regional transportation infrastructure, port and airport resources, preferred residential housing and entertainment amenities, and dominant position in the international trade area. These strengths have attracted and retained local entrepreneurial, telecommunications, computer related, manufacturing, and entertainment companies that are seeking state-of-the-art quality industrial space.

           The combination of low vacancy and rising rental rates have resulted in speculative construction. Developers have constructed approximately 3.8-million-square-feet of new industrial buildings in 2000. As of the fourth quarter 2000, approximately 2-million-square-feet of this new product was either pre-leased or immediately absorbed, with the remainder just completed at year's end.

           The South Bay continues to be a focal point of industrial real estate optimism as a result of a dramatic decline in vacancy and simultaneous increase in rental rates. Investors are drawn to the market because of its diverse economy, major transportation hubs within its borders, and a strong labor market.

Industrial Building in Itasca, Illinois
---------------------------------------

           The metropolitan Chicago Industrial market contains in excess of 900-million-square-feet of inventory with a year-end 2000 vacancy rate of 6.9%, a decrease from the 8.0% vacancy rate at year-end 1999. Both speculative construction and build-to-suit activity was strong in 2000, adding 6.3-million-square-feet and 3.9-million-square-feet, respectively. The market with the highest concentration of development is in the I-55 corridor, located south of the Itasca building. With the scarcity of land in the DuPage and O'Hare markets, users are moving farther south into the I-55 corridor and beyond. The Partnership's property is located in the North DuPage County submarket. Most tenants in this submarket rely on close proximity to the O'Hare International Airport and to convenient access to Interstates 355, 290, 90, and the O'Hare Expressway.

 Item 3. Legal Proceedings.
         -----------------

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

                                    PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              -------------------------------------------------------------
              Matters.
              -------

              There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

              As of December 31, 2000, there were 6,127 holders of Units.

              The Partnership's Amended and Restated Agreement of Limited Partnership dated July 28, 1988, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the partners in specified proportions and priorities. There were no cash distributions paid that related to the year ended December 31, 2000 due to insufficient cash flows from the properties. Distributions will resume when practical. For the year ended December 31, 1999, cash distributions paid in 1999 or distributed after year end with respect to 1999 to the Limited Partners as a group totaled $821,319.

              There were no cash distributions paid in 2000 that relate to the year ended December 31, 2000. Net income in 2000 resulted in an increase in partners' capital, while cash distributions exceeded net income in 1999 and therefore resulted in a reduction of partners' capital. Cash distributions in 1999 exceeded cash provided by operating activities. Reference is made to the Partnership's Statements of Partners' Capital (Deficit) and Statements of Cash Flows in Item 8 hereof.

Item 6.  Selected Financial Data.
         -----------------------


                                 For Year            For Year            For Year             For Year            For Year
                                 Ended or            Ended or            Ended or             Ended or            Ended or
                                   as of:              as of:              as of:               as of:              as of:
                                 12/31/00            12/31/99          12/31/98 (1)         12/31/97 (2)          12/31/96
                                 --------            --------          ------------         ------------          --------
Revenues                   $      945,048        $    992,399        $  9,098,258        $  2,688,336        $   2,250,424

Net Income                 $      369,763        $    365,739        $  8,384,390        $  1,588,309        $   1,186,133

Net Income
per Limited
Partnership Unit           $         7.50        $       7.42        $     170.13        $      32.23        $       24.07


Total Assets               $    8,202,862        $  7,962,054        $  8,497,702        $ 22,706,302        $  29,099,680


Total Cash Distributions
 per Limited Partnership
 Unit, including amounts
 distributed after year
 end with respect to
 such year                 $         0.00        $      16.65        $     468.47        $     166.26        $       42.28


(1) Revenues and net income in 1998 include a gain of $7,563,334 on the sales of the White Phonic and Waterford Apartments investments.

(2) Revenues and net income in 1997 include a gain of $248,172 on the sale of the Stemmons Industrial property.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

           The Partnership completed its offering of units of limited partnership interest in December 1988 and a total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs or retained as working capital reserves. As of December 31, 2000, the Partnership held the two investments described in A. and B. of Item 1 hereof. In addition, one investment was sold in each of 1990, 1994 and 1997 and two investments were sold in 1998. Through December 31, 2000, capital of $37,884,369 ($776.51 per Limited Partnership Unit) has been returned to the limited partners: $36,194,353 as a result of sales and $1,690,016 as a result of a discretionary reduction of original working capital previously held in reserves.

           At December 31, 2000, the Partnership had $2,053,663 in cash and cash equivalents which is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will be primarily cash generated by the Partnership's cash and cash equivalents and real estate investments. There were no cash distributions paid in 2000 that relate to the year ended December 31, 2000 due to insufficient cash flow from the properties. One property has just become fully occupied during the third quarter of 2000 and the other remaining property has reduced its cash flow to the Partnership due to payments of capital expenditures. Based on an adjusted capital contribution of $228.20 per Limited Partnership Unit, distributions of cash from operations relating to the first and second quarters of 1999 were made at the annualized rate of 5.5%, while operating distributions related to the third and fourth quarters of 1999 were made at the annualized rate of 5.0% on the adjusted capital contribution of $228.20 and on the weighted average adjusted capital contribution of $224.87, respectively. At the time of the operating distribution related to the third quarter of 1999, the Partnership also elected to make a capital distribution of original working capital previously held in reserves in the amount of $4.71 per Limited Partnership Unit.

           The carrying value of real estate investments in the financial statements at December 31, 2000 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 2000, the appraised value of the Partnership's real estate investments exceeded their related carrying value by an aggregate of approximately $4,000,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW Real Estate Advisors, Inc. (the "Advisor") and independent appraisers, and for one of the investments, is based on the amount negotiated in the Purchase and Sale Agreement. Because of the subjectivity inherent in the valuation process, the estimated current appraised value of the other remaining investment may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

RESULTS OF OPERATIONS
---------------------

           FORM OF REAL ESTATE INVESTMENTS

           The Wilmington Industrial investment is a wholly-owned property and the Prentiss Copystar investment is a joint venture.

           OPERATING FACTORS

           One of the Partnership's two industrial properties, Wilmington Industrial, was 100% leased at December 31, 2000 and December 31, 1999, respectively, whereas the other industrial property, Prentiss Copystar, was 100% leased at December 31, 2000 and was vacant at December 31, 1999.

           On January 24, 2001, a Purchase and Sale agreement was executed by the Partnership, its Affiliate and the Developer to sell the Prentiss Copystar investment. The sale was concluded on February 26, 2001.

           INVESTMENT ACTIVITY

           Interest income on cash equivalents in 2000 decreased by approximately $14,000 or 10% compared to 1999 due primarily due to lower average investment balances as a result of the joint venture's property being vacant for eight months of 2000 versus three months of vacancy in 1999. Interest income on cash equivalents and short-term investments in 1999 decreased by approximately $81,000 or 37% compared to 1998 due primarily to lower average investment balances as a result of the sale of investments.

           2000 COMPARED TO 1999

           Total real estate operations for 2000 was $425,789, a decrease from $457,162 for the comparable period of 1999. The decrease of approximately $30,000, or 7%, is due to lower joint venture earnings due to Prentiss Copystar being vacant for eight months of 2000 versus three months of vacancy in 1999 offset by an overall increase in Wilmington Industrial's operations. The increase in Wilmington Industrial's operations is due to an increase in occupancy and lower operating expenses offset by an increase in depreciation and amortization expenses.

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

           2000 COMPARED TO 1999

         The Partnership did not incur management fees during the year ended December 31, 2000 due to the suspension of cash distributions as a result of the joint venture's property being vacant during the first eight months of 2000 and the other remaining property having reduced its cash flow to the Partnership due to payments of capital expenditures. General and administrative expenses in 2000 remained relatively stable in comparison to 1999.

           1999 COMPARED TO 1998

         The Partnership management fee decreased approximately $119,000 between 1999 and 1998 due to less operational cash available for distributions as a result of the sales of White Phonic and Waterford Apartments in 1998. General and administrative expenses decreased approximately $12,000 or 7% primarily due to a decrease in legal fees incurred in 1999.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

         The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 2000.

Item 8.    Financial Statements and Supplementary Data.
           --------------------------------------------

           The independent auditor's reports, financial statements and financial statement schedule listed in the accompanying index are filed as part of this report. See Index to the Financial Statements and Financial Statement Schedules on page 17.

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

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.
           --------------------------------------------------

           (a) and (b) Identification of Directors and Executive Officers.
                       --------------------------------------------------

           The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 2000.


Name                           Position(s) with the Managing General Partner                            Age
----                           ---------------------------------------------                            ---
Alison L. Husid                President, Chief Executive Officer and Director                          38
Pamela J. Herbst               Vice President and Director                                              45
J. Grant Monahon               Vice President                                                           55
James J. Finnegan              Vice President                                                           40
Dana C. Spires                 Treasurer and Principal Financial and Accounting Officer                 34

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

           Alison L. Husid is a Portfolio Manager in the Direct Investments group of AEW Capital Management, L.P. ("AEW"), with responsibility for several real estate equity portfolios representing approximately $700 million in client capital. She has over 15 years of experience in real estate finance and investment management. Alison joined AEW in 1987 as Controller for a portfolio management team responsible for the acquisition, management, restructuring and disposition of client assets in New England and the western U.S. She later served as Asset Manager for a portfolio of assets in Arizona and the West Coast. Prior to joining AEW, Alison worked for several years as a Senior Auditor with Peat Marwick, Main & Co. She is a Certified Public Accountant and a graduate of the University of Massachusetts (B.A.).

           Pamela J. Herbst is Head of AEW's Direct Investments group, with oversight responsibility for approximately $4 billion of client assets. With over 20 years of direct real estate experience, Pam is a Principal of AEW, and a member of AEW'S Management Committee, Investment Committee and Investment Policy Group. Since joining AEW's predecessor in 1982, Pam has held various senior level positions in investment management, acquisitions and corporate operations. In addition to holding a number of industry certifications, she is a member of various real estate industry trade organizations, and sits on the Board of Directors of the National Association of Real Estate Investment Managers (NAREIM). Pam is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

           J. Grant Monahon is AEW's Chief Operating Officer and a member of its Management Committee, Investment Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments and formerly served as AEW's General Counsel. Prior to joining AEW in 1987, Grant was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Grant is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

           James J. Finnegan is AEW's General Counsel. He has over fifteen years of experience in real estate, including seven years in private practice with major New York City and Boston law firms. Jay has extensive experience in creating and implementing real estate investment and portfolio management strategies for institutional investors. Jay joined AEW in 1992 and has been actively involved in various aspects of AEW's investment activities, including public and private debt and equity investments. He also serves as AEW's securities and regulatory compliance officer, and is the Principal of AEW Securities, L.P., AEW's affiliated broker/dealer. Jay is a member of the General Counsel section of the National Association of Real Estate Investment Managers. He is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

           Dana C. Spires is a Controller in AEW's Direct Investment group, with responsibility for overseeing the accounting and financial reporting for several direct investment clients. Prior to joining AEW in 2000, he worked as a Controller for both Finard & Company, LLC and Leggat McCall Retirement Properties LLC. Mr. Spires has over twelve years of financial experience in the real estate field. He is a graduate of Thiel College.

(f)  Involvement in Certain Legal Proceedings.
     ----------------------------------------

                  None.

Item 11.  Executive Compensation.
          ------------------------

    Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1, 2 and 6 of Notes to Financial Statements.

    The following table sets forth the amounts of the fees and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 2000:

                                                                   Amount of
                                                                 Compensation
                                                                      and
Receiving Entity                      Type of Compensation      Reimbursement
----------------                      --------------------      -------------
AEW Real Estate Advisors, Inc.        Management Fees and           $17,000
                                      Expense Reimbursements

New England Securities Corporation    Servicing Fees and
                                      Expense Reimbursement          11,376
                                                                    -------
                                      TOTAL:                        $28,376
                                                                    =======

     For the year ended December 31, 2000, the Partnership allocated $4,032 of taxable income to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

 (a) Security Ownership of Certain Beneficial Owners.
     -----------------------------------------------

    No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 2000. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

    Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

(b) Security Ownership of Management.
    ---------------------------------

    The General Partners of the Partnership owned no Units at December 31, 2000.

(c) Changes in Control.
    -------------------

    There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

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

         (b) Reports on Form 8-K. During the last quarter of the year ended December 31, 2000, the Partnership filed no Current Report on Form 8-K.

                         COPLEY PENSION PROPERTIES VI;

                       A REAL ESTATE LIMITED PARTNERSHIP


                             Financial Statements


                            * * * * * * * * * * * *











                               December 31, 2000

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



Report of Independent Accountants

Financial Statements:

   Balance Sheets - December 31, 2000 and 1999

   Statements of Operations - Years ended December 31, 2000, 1999 and 1998

   Statements of Partners' Capital (Deficit) - Years ended December 31, 2000,
    1999 and 1998

   Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

   Notes to Financial Statements

Financial Statement Schedule:

   Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000





        All other schedules are omitted because they are not applicable

                       Report of Independent Accountants


         To the Partners of Copley Pension Properties VI; A Real Estate Limited
         Partnership:

         In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Pension Properties VI; A Real Estate Limited Partnership (the "Partnership") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of Sixth Copley Corp., the Managing General Partner of the Partnership (the "Managing General Partner"); our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         /s/ PricewaterhouseCoopers LLP
         Boston, MA
         March 21, 2001

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                BALANCE SHEETS

                                                         December 31,
                                                     ------------------
                                                     2000          1999
                                                     ----          ----
ASSETS

Real estate investments:
   Joint ventures                                $        -    $1,595,569
   Property, net                                  4,284,794     4,061,102
                                                 ----------    ----------
                                                  4,284,794     5,656,671

Joint Venture held for disposition                1,864,405             -

Cash and cash equivalents                         2,053,663     2,305,383
                                                 ----------    ----------
                                                 $8,202,862    $7,962,054
                                                 ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $   98,555    $   75,335
Accrued management fee                                    -        13,696
Deferred disposition fees                         1,369,577     1,369,577
                                                 ----------    ----------
Total liabilities                                 1,468,132     1,458,608
                                                 ----------    ----------

Partners' capital:
   Limited partners ($223.49 per Unit, at
    December 31, 2000 and 1999, respectively
    160,000 units authorized; 48,788 units
    issued and outstanding)                       6,721,206     6,492,235
   General partners                                  13,524        11,211
                                                 ----------    ----------
Total partners' capital                           6,734,730     6,503,446
                                                 ----------    ----------
                                                 $8,202,862    $7,962,054
                                                 ==========    ==========

               (See accompanying notes to financial statements)

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS


                                                  Year ended December 31,
                                           ------------------------------------
                                           2000            1999            1998
                                           ----            ----            ----
INVESTMENT ACTIVITY

Property rentals                      $ 779,807       $ 726,612      $  729,877
Property operating expenses            (221,323)       (268,902)       (216,377)
Depreciation and amortization          (173,627)       (128,053)       (136,912)
                                      ----------      ----------     ----------
                                        384,857         329,657         376,588

Joint venture earnings                   40,932         127,505         586,128
                                      ---------       ---------      ----------

   Total real estate operations         425,789         457,162         962,716

Gain on sales of property                     -               -       7,563,334
                                      ---------       ---------      ----------


   Total real estate activity           425,789         457,162       8,526,050

Interest on cash equivalents
   and short-term investments           124,309         138,282         218,919
                                      ---------       ---------      ----------

   Total investment activity            550,098         595,444       8,744,969
                                      ---------       ---------      ----------

PORTFOLIO EXPENSES

Management fee                                -          58,195         177,313
General and administrative              180,335         171,510         183,266
                                      ---------       ---------      ----------
                                        180,335         229,705         360,579
                                      ---------       ---------      ----------

NET INCOME                            $ 369,763       $ 365,739      $8,384,390
                                      =========       =========      ==========

Net income per limited
   partnership unit                   $    7.50       $   7.42       $   170.13
                                      =========       ========       ==========

Cash distributions per limited
   partnership unit                   $    2.81       $  17.45       $   475.74
                                      =========       ========       ==========

Number of limited partnership
   units outstanding during the year     48,788         48,788           48,788
                                      =========       =========      ==========


               (See accompanying notes to financial statements)

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                       Year ended December 31,
                                    ---------------------------------------------------------------------------------------
                                              2000                             1999                         1998
                                    ------------------------         ------------------------      ------------------------
                                    General          Limited          General         Limited       General         Limited
                                   Partners         Partners         Partners        Partners      Partners        Partners
                                   --------         --------         --------        --------      --------        --------
Balance at beginning of year       $11,211         $6,492,235        $13,832       $6,981,503      $(48,500)     $ 21,891,360

Cash distributions                  (1,385)          (137,094)        (6,278)        (851,350)      (21,512)      (23,210,403)

Net income                           3,698            366,065          3,657          362,082        83,844         8,300,546
                                   -------         ----------        -------       ----------      --------      ------------

Balance at end
     of year                       $13,524         $6,721,206        $11,211       $6,492,235      $ 13,832      $  6,981,503
                                   =======         ==========        =======       ==========      ========      ============

               (See accompanying notes to financial statements)

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS


                                                                          Year ended December 31,
                                                             -------------------------------------------
                                                             2000                1999               1998
                                                             ----                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $  369,763          $  365,739        $  8,384,390
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                        173,627             128,053             136,912
      Equity in joint venture income                       (40,932)           (127,505)           (586,128)
      Cash distributions from joint ventures                     -             184,210           1,511,850
      Gain on sales of joint ventures                            -                   -          (7,563,334)
      Increase in property deferred leasing costs
       and other assets                                   (118,224)             (4,860)             (8,577)
      Decrease in investment income receivable                   -                   -              27,032
      Decrease (increase) in property working capital       30,810              58,488            (162,397)
      Increase (decrease) in operating liabilities           9,524             (43,759)            (12,975)
                                                        ----------          -----------       ------------
        Net cash provided by operating activities          424,568             560,366           1,726,773
                                                        ----------          ----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in joint venture                            (227,905)             (2,841)                  -
   Investment in property                                 (309,904)                  -                   -
   Net proceeds from sale of investment                          -                   -          19,947,381
   Deferred disposition fee                                      -                   -             651,900
   Decrease in short-term investments, net                       -                   -           1,405,619
                                                        ----------          ----------        ------------
      Net cash provided (used) by
        investing activities                              (537,809)             (2,841)         22,004,900
                                                        -----------         -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITY:
   Distributions to partners                              (138,479)           (857,628)        (23,231,915)
                                                        -----------         -----------       ------------
      Net cash used in financing activity                 (138,479)           (857,628)        (23,231,915)
                                                        -----------         -----------       ------------

Net increase (decrease) in cash and
   cash equivalents                                       (251,720)           (300,103)            499,758

Cash and cash equivalents:
   Beginning of year                                     2,305,383           2,605,486           2,105,728
                                                        ----------          ----------        ------------
   End of year                                          $2,053,663          $2,305,383        $  2,605,486
                                                        ==========          ==========        ============

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

           The Managing General Partner of the Partnership is Sixth Copley Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. (the "Advisor"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is GCOP Associates Limited Partnership, a Massachusetts limited partnership. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Advisor pursuant to an advisory contract.

         The Advisor is a wholly-owned subsidiary of AEW Capital Management, L.P., a wholly-owned subsidiary of Nvest Companies, L.P. (the "Company").
On October 30, 2000, Paris-based CDC IXIS Asset Management ("CDCIAM") acquired the Company and its affiliated partnership, Nvest, L.P. (the "Acquisition"). Subsequently, the Company's name was changed to CDC IXIS Asset Management North America, LP. CDCIAM is the investment management arm of France's CDC IXIS, a subsidiary of Caisse des Depots Group ("CDC").

         The Acquisition was accomplished through CDCIAM's wholly owned subsidiary, CDC IXIS Asset Management US Corporation ("CDCIAM US Corp."), which has a 99% direct limited partnership interest in the Company and is the sole owner of the Company's 1% general partner, CDC IXIS Asset Management US, LLC.

         Prior to the Acquisition, the Company was owned by Nvest, L.P. ("Nvest"), a publicly traded limited partnership with an approximate 15 percent interest, and by private unitholders. The general partner of Nvest and the managing general partner of the Company was a wholly-owned subsidiary of Metropolitan Life Insurance Company ("MetLife"). In total, MetLife owned approximately 48% of the partnership units of the Company at October 30, 2000 (including those owned indirectly through ownership of Nvest units). Upon the consummation of the Acquisition on October 30, 2000, all unitholders received cash in exchange for each unit owned. Nvest, whose primary asset was its ownership of Nvest Companies' units, was merged with and into the Company on December 31, 2000, with the Company as the surviving entity.

           Management
           ----------

           The Advisor is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash from operations, as defined, before deducting such fees. The deferred management fees of $112,441 incurred through 1990 were paid to AEW in September 1994 with a portion of the proceeds from the sale of Lakewood Apartments. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($17,000 in 2000, 1999, and 1998 respectively). Acquisition fees were paid in an amount equal to 2% of the gross proceeds from the offering, at the time commitments were initially funded. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Deferred disposition fees were $1,369,577 at December 31, 2000 and 1999.

           New England Securities Corporation ("NESC"), an indirect subsidiary of Met Life, was engaged by the Partnership to act as its unitholder servicing agent. Fees and out-of-pocket expenses for such services totaled $11,376, $11,187 and $10,287 in 2000, 1999 and 1998, respectively.

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

           Real Estate Joint Ventures
           --------------------------

           Investments in joint ventures, including loans, (which are in substance real estate investments), are stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns thereon. The Partnership recorded an amount equal to 100% of the operating results of each joint venture, after the elimination of all inter-entity transactions, except for the venture which includes an affiliate of the Partnership, which has substantial economic equity in its project.

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

           Cash Equivalents
           ----------------

           Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

           Deferred Disposition Fees
           -------------------------

           Disposition fees due to the Advisor related to sales of investments are included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees has been deferred until the limited partners first receive their capital contributions, plus stipulated returns thereon.

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

           The following is a summary of cash invested in the remaining joint venture, net of returns of capital and excluding acquisition fees:


                      Preferential
   Investment/           Rate of      Ownership            December 31,
   Location              Return        Interest         2000            1999
   --------              ------        --------        ------          ------
Prentiss Copystar        11.0%          53.79%                -      $2,292,186
  Itasca, IL             11.0%          61.64%       $2,675,450               -

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

           Prentiss Copystar
           -----------------

           On May 23, 1991, the Partnership entered into a joint venture with an affiliate of Prentiss Properties, Ltd., and an affiliate of the Partnership, to develop and operate an industrial facility. The Partnership and its Affiliate initially had a collective 75% interest in the joint venture. The Partnership committed to make a maximum capital contribution of $2,300,000 but has subsequently made additional contributions classified as deficit contributions as well as contributions on behalf of the affiliate of Prentiss Properties, classified as Default Contributions. The Default Contributions subsequently increased the Partnership and its Affiliate's collective interest to 89.34% as of December 31, 2000. The preferential return related to $690,000 is payable currently only to the extent of available cash flow. If $1,610,000, or any portion thereof, is returned to the Partnership between the second and tenth anniversary of the joint venture agreement, the return will be increased by an amount sufficient to preserve the stipulated rate of return through the tenth anniversary. As of December 31, 2000, the property was 100% leased.

Summarized Financial Information
--------------------------------

           The following summarized financial information is presented in the aggregate for the joint venture:

                            ASSETS AND LIABILITIES
                            ----------------------

                                                      December 31,
                                          ---------------------------------
                                           2000                       1999
                                          ------                     ------
Assets
  Real property, at cost less
    accumulated depreciation
    of $496,142 and  $432,764 at
    December 31, 2000 and
    1999, respectively                    $2,746,869                 $2,386,939
  Other                                       73,107                     11,877
                                          ----------                 ----------
                                           2,819,976                  2,398,816

Liabilities                                  106,201                     73,813
                                          ----------                 ----------
Net assets                                 2,713,775                 $2,325,003
                                          ==========                 ==========


                             RESULTS OF OPERATIONS
                             ---------------------

                                                 Year ended December 31,
                                      -----------------------------------------
                                        2000            1999             1998
                                      -------         -------           ------
Revenue:
  Rental income                   $   220,715      $  367,942         $2,353,857
  Interest and other income                 -               -             11,666
                                  -----------      ----------         ----------
                                      220,715         367,942          2,365,523
                                  -----------      ----------         ----------

Expenses:
  Operating expenses                   98,891         109,644          1,018,966
  Depreciation and amortization        62,211          65,787            419,451
                                  -----------      ----------         ----------
                                      161,102         175,431          1,438,417
                                  -----------      ----------         ----------

Net income                        $    59,613      $  192,511         $  927,106
                                  ===========      ==========         ==========

           Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliates on behalf of their various financing arrangements with the joint ventures.

           On January 24, 2001, the Partnership, its Affiliate and the Developer executed a Purchase and Sale Agreement to sell the Prentiss Copystar investment. On February 26, 2001, this investment was sold and the Partnership recognized its share of the gain of approximately $1,133,000.

           This investment is classified as Joint Venture held for disposition on the Balance Sheet at December 31, 2000. During the years ended December 31, 2000 and 1999, the Partnership recognized $40,932 and $127,505 in net income from this investment, respectively.

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

           The following is a summary of the Partnership's remaining investment in property:

                                          December 31,
                                   -------------------------
                                   2000                 1999
                                   ----                 ----
Land                           $ 2,770,056          $ 2,770,056
Buildings, improvements and
  other capitalized costs        5,336,205            4,908,078
Impairment provision            (1,500,000)          (1,500,000)
Accumulated depreciation and
  amortization                  (2,350,377)          (2,176,751)
Net operating assets                28,910               59,719
                               -----------          -----------
                               $ 4,284,794          $ 4,061,102
                               ===========          ===========

           The Wilmington Industrial building is being depreciated over 30 years and capitalized improvements are being depreciated over seven years. The $1,500,000 impairment provision was recorded in 1995.

           Tenant leases provide for minimum rents, subject to adjustment as stated in each lease. Tenants are also obligated to reimburse their pro-rata share of operating expenses. The minimum rents due under non-cancelable operating leases at Wilmington Industrial are as follows: $541,105 in 2001, $450,753 in 2002, $372,146 in 2003, $321,146 in 2004, $137,166 in 2005 and
$137,166 thereafter.

NOTE 5 - INCOME TAXES
---------------------

           The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:


                                            Year ended December 31,
                                      --------------------------------
                                      2000         1999           1998
                                      ----         ----           ----
Net income  per financial
  statements                      $ 369,763     $365,739       $ 8,384,391
Timing differences:
    Joint venture earnings          (24,089)      (1,666)       (2,393,561)
    Property rentals                 37,899       71,247           595,319
    Depreciation                     35,655       27,078            15,276
    Expenses                        (16,001)           -             7,166
    Gain on sale                          -            -         1,911,966
                                  ---------     --------       -----------

Taxable income                    $ 403,227     $462,398       $ 8,520,557
                                  =========     ========       ===========


NOTE 6 - PARTNERS' CAPITAL
--------------------------

           Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions have been made quarterly through the fourth quarter of 1999. The partnership will resume quarterly distributions when practical.

           Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. The adjusted capital contribution per limited partnership unit was reduced from $1,000 to $951.83 during 1990, from $951.83 to $768.98 during 1994, from $768.98 to $660.29 during
1997, from $660.29 to $228.20 during 1998, and from $228.20 to $223.49 during
1999. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Losses from a sale, and income from a sale if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.


NOTE 7 - SUBSEQUENT EVENT
-------------------------

           See Note 3 for discussion of sale of investment on February 26, 2001.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION
AT DECEMBER 31, 2000

                                               Initial Cost to
                                               the Partnership              Costs Subsequent to Acquisition
                                  ----------------------------------------  ---------------------------------------
                                                  Buildings,
                                                improvements,                                Change in
                                                  and other       Other       Capitalized      Other      Valuation
Description                       Land          Capital Costs   Net Assets   Improvements   Net Assets    Allowance
-----------                       ----          -------------   ----------   ------------   ----------    ---------
CARSON, CA.  (See Note A)
- Industrial bldg.                  $2,770,056   $4,380,463      $8,285        $955,734       $20,621   ($1,500,000)


DALLAS, TX   (See Note A)             $638,147   $3,966,791     $46,661          $8,581      ($46,672)            -
-Idustrial bldg.

Total wholly-owned property         $3,408,203   $8,347,254     $54,946        $964,315      ($26,051)  ($1,500,000)

ITASCA, IL.
- 61.64% interest in Prentiss
  Copley/Itasca Assoc. J/V
- Develop and operate             -         -    See Note B           -          -    -          -  -       -    -
  an industrial building

FREDERICK, MD.
- 48.75% interest in Frederick
  Partners Joint Venture          -         -    See Note B           -          -    -          -  -       -    -
- Develop and operate
  an apartment complex

PETALUMA, CA.
- 50% interest in White Phonic
  Associates Joint Venture        -         -    See Note B           -          -    -          -  -       -    -
- Develop and operate
  an industrial building

                                  -         -    -        -       -   -          -    -          -  -       -    -
Total joint venture investments:
                                  =         =    =        =       =   =          =    =          =  =



                                                Gross Amount at which Carried at Close of Period

                                           Buildings,
                                          improvements,
                                           and other       Other         Disposal                   Accum. Depr.
Description                        Land   Capital Costs  Net Assets     of Asset       Total       & Amort.
-----------                        ----   -------------  ----------     --------       -----       --------
CARSON, CA.  (See Note A)
- Industrial bldg.              2,770,056  $3,836,205     $28,910                0    $6,635,171   ($2,350,365)


DALLAS, TX   (See Note A)         638,147  $3,975,372        ($11)     ($4,613,508)          $0            $0
-Idustrial bldg.

Total wholly-owned property     3,408,203  $7,811,577      28,899      ($4,613,508)  $6,635,171   ($2,350,365)

ITASCA, IL.
- 61.64% interest in Prentiss
  Copley/Itasca Assoc. J/V
- Develop and operate              -    -   -     -     -   -            1,864,405          N/A            N/A
  an industrial building

FREDERICK, MD.
- 48.75% interest in Frederick
  Partners Joint Venture           -    -   -     -     -   -                    0          N/A            N/A
- Develop and operate
  an apartment complex

PETALUMA, CA.
- 50% interest in White Phonic
  Associates Joint Venture         -    -   -     -     -   -                    0          N/A            N/A
- Develop and operate
  an industrial building

                                   -    -   -     -     -   -
Total joint venture investments:                                        $1,864,405
                                   =    =   =     =     =   =






                                              Status of                    Date               Depreciable
Description                                 Construction                  Acquired               Life
-----------                                 ------------                  --------               ----
CARSON, CA.  (See Note A)
- Industrial bldg.                           Completed                     7/18/88                30 Years
                                                1990

DALLAS, TX   (See Note A)                    Completed                     12/7/88                40 Years
-Idustrial bldg.                                1989

Total wholly-owned property

ITASCA, IL.
- 61.64% interest in Prentiss
  Copley/Itasca Assoc. J/V
- Develop and operate                        Completed                     5/20/91                35 Years
  an industrial building                        1991

FREDERICK, MD.
- 48.75% interest in Frederick
  Partners Joint Venture                     Completed                     03/20/89             27.5 Years
- Develop and operate                       PhI - 1990
  an apartment complex                      PhI - 1991

PETALUMA, CA.
- 50% interest in White Phonic
  Associates Joint Venture                    Completed                    04/30/90             40 Years
- Develop and operate                           1991
  an industrial building


Total joint venture investments:

                                      30

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP
REAL ESTATE AND ACCUMULATED DEPRECIATION - WHOLLY OWNED PROPERTY
SCHEDULE III NOTE A
AT DECEMBER 31, 2000


                             Balance     Conversion to    Additions to                                    Change in
                              as of       Wholly-Owned        Lease       Additions to    Write down   Property Working
Description                   1/1/98        Property       Commissions      Property      of Property      Capital
-------------------------------------------------------------------------------------------------------------------------------

Hewson/Wilmington           6,120,495              0            8,577              0                         162,397

                            ---------------------------------------------------------------------------------------------------
Total Wholly-Owned Property 6,120,495              0            8,577              0              0          162,397
                            ===================================================================================================


                             Balance     Conversion to    Additions to                                    Change in
                              as of       Wholly-Owned        Lease       Additions to    Write down   Property Working
Description                   1/1/99        Property       Commissions      Property      of Property      Capital
-------------------------------------------------------------------------------------------------------------------------------

Hewson/Wilmington           6,291,469              0            4,860              0                         (58,488)

                            ---------------------------------------------------------------------------------------------------
Total Wholly-Owned Property 6,291,469              0            4,860              0              0          (58,488)
                            ===================================================================================================


                             Balance       Conversion to    Additions to                                    Change in
                              as of         Wholly-Owned        Lease       Additions to    Write down   Property Working
Description                   1/1/00          Property       Commissions      Property      of Property      Capital
-------------------------------------------------------------------------------------------------------------------------------

Hewson/Wilmington           6,237,841              0          118,224        309,904                         (30,810)

                            ---------------------------------------------------------------------------------------------------
Total Wholly-Owned Property 6,237,841              0          118,224        309,904              0          (30,810)
                            ===================================================================================================


                                            Balance      12/31/97         1998        12/31/98      1998
                               Disposal      as of     Accumulated    Depreciation   Accumulated  Disposal      Balance per
Description                    of Asset     12/31/98   Depreciation  Amort/Expense  Depreciation  of Asset    G/L @ 12/31/98
-------------------------------------------------------------------------------------------------------------------------------

Hewson/Wilmington                     0    6,291,469     1,918,942       (129,744)    2,048,686           0      4,242,783

                            ---------------------------------------------------------------------------------------------------
Total Wholly-Owned Property                6,291,469     1,918,942       (129,744)    2,048,686                  4,242,783
                            ===================================================================================================


                                            Balance      12/31/98         1999        12/31/99      1999
                               Disposal      as of     Accumulated    Depreciation   Accumulated  Disposal      Balance per
Description                    of Asset     12/31/99   Depreciation  Amort/Expense  Depreciation  of Asset    G/L @ 12/31/99
-------------------------------------------------------------------------------------------------------------------------------

Hewson/Wilmington                     0    6,237,841     2,048,686       (128,053)    2,176,739           0      4,061,102

                            ---------------------------------------------------------------------------------------------------
Total Wholly-Owned Property                6,237,841     2,048,686       (128,053)    2,176,739                  4,061,102
                            ===================================================================================================


                                              Balance      12/31/99         2000        12/31/00      2000
                                 Disposal      as of     Accumulated    Depreciation   Accumulated  Disposal      Balance per
Description                      of Asset     12/31/00   Depreciation  Amort/Expense  Depreciation  of Asset    G/L @ 12/31/00
-------------------------------------------------------------------------------------------------------------------------------

Hewson/Wilmington                     0    6,635,159     2,176,739       (173,626)    2,350,365           0      4,284,794

                            ---------------------------------------------------------------------------------------------------
Total Wholly-Owned Property                6,635,159     2,176,739       (173,626)    2,350,365                  4,284,794
                            ===================================================================================================

                                      31

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP
SCHEDULE III    NOTE B - JOINT VENTURES
AT DECEMBER 31, 2000

                                                           BALANCE
                                                            AS OF                                         EQUITY IN
                                 PERCENT OF             DECEMBER 31,              INVESTMENT IN            INCOME/
   DESCRIPTION                   OWNERSHIP                 1997                            J/V            (LOSS)
-------------------------------------------------------------------------------------------------------------------------------
Prentiss Copystar                 51.75%                 1,711,204                          0             183,843

Waterford Apartments              48.75%                10,163,029                          0             517,650

White Phonic                         50%                 3,092,137                          0            (115,365)


                                                       ------------------------------------------------------------------------
Investments in Joint
 Ventures at December 31,
 1998:                                                 $14,966,370                                       $586,128
                                                       ========================================================================

                                                           BALANCE
                                                            AS OF                                         EQUITY IN
                                 PERCENT OF             DECEMBER 31,              INVESTMENT IN            INCOME/
   DESCRIPTION                   OWNERSHIP                 1997                            J/V            (LOSS)
-------------------------------------------------------------------------------------------------------------------------------
Prentiss Copystar                 53.79%                 1,649,433                      2,841             127,505

                                                      -------------------------------------------------------------------------
Investments in
 Joint Ventures at
 December 31, 1999:                                    $ 1,649,433                     $2,841            $127,505
                                                      =========================================================================

                                                           BALANCE
                                                            AS OF                                         EQUITY IN
                                 PERCENT OF             DECEMBER 31,              INVESTMENT IN            INCOME/
   DESCRIPTION                   OWNERSHIP                 1997                            J/V            (LOSS)
-------------------------------------------------------------------------------------------------------------------------------
Prentiss Copystar                 61.64%                1,595,569                     227,905              40,932

                                                       ------------------------------------------------------------------------
Investments in
 Joint Ventures at
 December 31, 2000:                                    $ 1,595,569                   $227,905             $40,932
                                                       ========================================================================

                                                                                                                 BALANCE
                                  1998 AMORTIZATION                    CASH                DISPOSALS             AS OF
                                    OF DEFERRED                    DISTRIBUTED               1998              DECEMBER 31,
   DESCRIPTION                    ACQUISITION FEES                  FROM J/V                                      1998
-------------------------------------------------------------------------------------------------------------------------------
Prentiss Copystar                          -                        (245,614)                                   1,649,433

Waterford Apartments                  (5,136)                     (1,054,818)         (9,620,725)                       0

White Phonic                          (2,030)                       (211,419)         (2,763,324)                       0


                               ------------------------------------------------------------------------------------------------
Investments in Joint
 Ventures at December 31,
 1998:                               ($7,166)                    ($1,511,851)          ($12,384,049)           $1,649,433
                               ================================================================================================

                                                                                                                 BALANCE
                                  1998 AMORTIZATION                    CASH                DISPOSALS             AS OF
                                    OF DEFERRED                    DISTRIBUTED               1998              DECEMBER 31,
   DESCRIPTION                    ACQUISITION FEES                  FROM J/V                                      1998
-------------------------------------------------------------------------------------------------------------------------------
Prentiss Copystar                          -                        (184,210)                                   1,595,569

                               ------------------------------------------------------------------------------------------------
Investments in
 Joint Ventures at
 December 31, 1999:                       $0                       ($184,210)                    $0            $1,595,569
                               ================================================================================================

                                                                                                                 BALANCE
                                  1998 AMORTIZATION                    CASH                DISPOSALS             AS OF
                                    OF DEFERRED                    DISTRIBUTED               1998              DECEMBER 31,
   DESCRIPTION                    ACQUISITION FEES                  FROM J/V                                      1998
-------------------------------------------------------------------------------------------------------------------------------
Prentiss Copystar                          -                               0                                    1,864,405

                               ------------------------------------------------------------------------------------------------
Investments in
 Joint Ventures at
 December 31, 2000:                       $0                              $0                     $0            $1,864,405
                               ================================================================================================

                                      32

                             FINANCIAL STATEMENTS
                                  INDEX NO. 2

                   AUDITOR'S REPORT AND FINANCIAL STATEMENTS

                     OF PRENTISS/COPLEY ITASCA ASSOCIATES



     Report of Independent Accountants from PricewaterhouseCoopers LLP



     Balance Sheets - December 31, 2000 and 1999

     Statements of Operations - For the Years ended December 31, 2000, 1999 and 1998

     Statements of Partners' Equity - For the Years ended December 31, 2000, 1999 and 1998

     Statements of Cash Flows - For the Years ended December 31, 2000, 1999 and 1998

     Notes to Financial Statements

PRENTISS/COPLEY ITASCA
ASSOCIATES

FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT ACCOUNTANTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Prentiss/Copley Itasca Associates:

In our opinion, the accompanying balance sheets and the related statements of operations, of partners' equity and of cash flows present fairly, in all material respects, the financial position of Prentiss/Copley Itasca Associates (the "Partnership") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
March 21, 2001

PRENTISS/COPLEY ITASCA ASSOCIATES

BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(dollars in thousands)
--------------------------------------------------------------------------------

                                                        2000         1999
                                                        ----         ----
ASSETS
Real estate, net                                      $2,334       $2,387
Deferred charges, net                                    413            -
Accruable rental income                                   30            -
Accounts receivable                                       12            -
Cash and cash equivalents                                 31           12
                                                      ------       ------
   Total assets                                       $2,820       $2,399
                                                      ======       ======



LIABILITIES AND PARTNERS' EQUITY

Accounts payable and other liabilities                $  106       $   74
Amounts due to affiliates                                209           37
                                                      ------       ------
    Total liabilities                                    315          111
                                                      ======       ======

Partners' equity                                       2,505        2,288
                                                      ------       ------
       Total liabilities and partners' equity         $2,820       $2,399
                                                      ======       ======

    The accompanying notes are an integral part of the financial statements

PRENTISS/COPLEY ITASCA ASSOCIATES

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(dollars in thousands)
--------------------------------------------------------------------------------

                                         2000         1999         1998
                                         ----         ----         ----
Rental operations:
  Rental income                        $  221       $  368       $  468
  Property operating expenses             (99)        (110)        (126)
                                       ------       ------       ------
                                          122          258          342
                                       ======       ======       ======


Interest expense                          397          356          355
Depreciation                               53           52           53
Amortization                               10           14           18
                                       ------       ------       ------
Net loss                               $ (338)      $ (164)      $  (84)
                                       ======       ======       ======

    The accompanying notes are an integral part of the financial statements

PRENTISS/COPLEY ITASCA ASSOCIATES

STATEMENTS OF PARTNERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(dollars in thousands)
--------------------------------------------------------------------------------

                                Developer     CPP 6        CPP 7         Total
                                ---------    ------       ------        ------
Partners' equity (deficit),
  December 31, 1997             $ (195)      $1,827       $  819        $2,451

Net loss                           (21)         (43)         (20)          (84)
                                ------       ------       ------        ------
Partners' equity (deficit),
  December 31, 1998               (216)       1,784          799         2,367


Contributions                        -           59           26            85

Net loss                           (41)         (85)         (38)         (164)
                                ------       ------       ------        ------

Partners' equity (deficit),
  December 31, 1999               (257)       1,758          787         2,288

Contributions                                   383          172           555

Net loss                           (57)        (194)         (87)         (338)
                                ------       ------       ------        ------

Partners' equity (deficit),
  December 31, 2000             $ (314)      $1,947       $  872        $2,505
                                ======       ======       ======        ======

    The accompanying notes are an integral part of the financial statements

PRENTISS/COPLEY ITASCA ASSOCIATES

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(dollars in thousands)
--------------------------------------------------------------------------------

                                         2000         1999         1998
                                         ----         ----         ----
Cash flows from operating activities:
  Net loss                              $(338)       $(164)        $(84)
  Adjustment to reconcile net loss
   to cash provided by (used in)
   operating activities:
     Depreciation and amortization         63           66           71
     Non-cash interest                    225           85            -
     Changes in operating assets and
      liabilities:
        Accruable rental income           (30)           9            2
        Accounts receivable               (12)           1            4
        Accounts payable and other
         liabilities                       32          (13)           -
        Amounts due to affiliates         172            7           (5)
                                        -----        -----         ----
           Net cash provided by
            (used in) operating
            activities                    112           (9)         (12)
                                        -----        -----         ----


Cash flows from investing activities:
  Additions to deferred charges          (423)           -            -
                                        -----        -----         ----

           Net cash used in investing
            activities                   (423)           -            -
                                        -----        -----         ----

Cash flows from financing activities:
  Cash contributions from partners        330            -            -
                                        -----        -----         ----

           Net cash provided by
            financing activities          330            -            -
                                        -----        -----         ----

Net increase (decrease) in cash and
 cash equivalents                          19           (9)         (12)

Cash and cash equivalents, beginning
 of year                                   12           21           33
                                        -----        -----         ----

Cash and cash equivalents, end of
 year                                   $  31        $  12         $ 21
                                        =====        =====         ====

Supplemental information:
  Interest paid                         $   -        $ 264         $355
                                        =====        =====         ====

    The accompanying notes are an integral part of the financial statements

PRENTISS/COPLEY ITASCA ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
(dollars in thousands)
--------------------------------------------------------------------------------

1.   ORGANIZATION

     Prentiss/Copley Itasca Associates (the "Partnership") was formed effective May 20, 1991, pursuant to a general partnership agreement between Prentiss Properties Itasca, L.P. (the "Developer") (25%), as managing partner; Copley Pension Properties VI, a Real Estate Limited Partnership ("CPP 6") (51.75%); and Copley Pension Properties VII, a Real Estate Limited Partnership ("CCP 7") (23.25%), for the purpose of owning, constructing and operating an industrial building in Itasca, Illinois. The interests of each partner change as default capital contributions are made. See Note 5 for further discussion of default capital contributions.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REAL ESTATE

     Real estate is carried at the lower of depreciated cost or net realizable value. Management of the Partnership periodically reviews the carrying value of the property to determine if circumstances exist indicating an impairment in the carrying value of the investment in real estate or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, management of the Partnership will prepare a projection of the undiscounted future cash flows, without interest charges, of the property and determine if the investment in real estate is recoverable based on the undiscounted future cash flows. Management of the Partnership does not believe that there are any factors or circumstances indicating impairment of the property. Depreciation on the building and improvements is provided under the straight-line method over an estimated useful life of 35 years.

     Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and the related accumulated depreciation are removed from the accounts and the gain or loss is included in operations.

     DEFERRED CHARGES

     Tenant improvements and leasing charges are deferred and amortized on a straight-line basis over the term of the related lease. Accumulated amortization was $10 at December 31, 2000.

     CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents consists of cash on hand and investments with maturities of three months or less when purchased.

     LEASES

     The Partnership, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for the lease as an operating lease. Rental income is recognized on a straight-line basis over the term of the lease as it is earned. Accruable rental income represents rental income earned in excess of rent payments received pursuant to the terms of the lease agreement.

PRENTISS/COPLEY ITASCA ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
(dollars in thousands)
--------------------------------------------------------------------------------

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

3.   REAL ESTATE

     Real estate is comprised of the following at December 31:

                                                            2000      1999
                                                            ----      ----
Land                                                      $  983    $  983
Building and improvements                                  1,837     1,837
                                                          ------    ------
                                                           2,820     2,820

Accumulated depreciation                                    (486)     (433)
                                                          ------    ------
                                                          $2,334    $2,387
                                                          ======    ======

4.   LEASING ACTIVITIES

     In August 2000, a single tenant commenced a 15-year lease for 100% of the building. The future minimum lease payments to be received by the Partnership under the noncancelable lease are as follows:

     2001                                                           $   391
     2002                                                               402
     2003                                                               413
     2004                                                               425
     2005                                                               436
     Subsequent to 2005                                               4,887
                                                                    -------
                                                                    $ 6,954
                                                                    =======

PRENTISS/COPLEY ITASCA ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
(dollars in thousands)
--------------------------------------------------------------------------------

5.   RELATED PARTY TRANSACTIONS

     The operations of the Partnership are managed by an affiliate of the Developer in accordance with a management agreement. Management fees charged to the Partnership during the years ended December 31, 2000 and 1999, totaled approximately $4 and $8, respectively.

     The partnership agreement provides for a priority return, which has been reflected in the financial statements as a payment of interest, on the capital contributions made by CPP 6 and CPP 7; interest is charged at the rate of 11% per annum. The partnership agreement provides for a senior and a junior priority return. As prescribed by the partnership agreement the senior priority return is paid annually and, if necessary, funded from deficit contributions while the junior return may accrue. The junior priority return has been accrued by the Partnership since September 1999 and is reflected in amounts due to affiliates at December 31, 2000 and 1999 as shown in the table below.

     If a partner fails to make a deficit contribution within the time specified, the remaining partners may contribute the funds necessary to meet the Partnership's obligations. Such contributions are referred to as default capital contributions. If default capital contributions are made, the interest of each partner is recalculated in accordance with the partnership agreement.

     During 2000 and 1999, CPP 6 and CPP 7 contributed a total of $555 and $85, respectively, which are being treated as deficit and default capital contributions. Per the partnership agreement, the deficit and default capital contributions earn an 11% return which may accrue should the property not have enough cash flow to pay the return. At December 31, 2000, CPP 6 and CPP 7 earned approximately $32 on these contributions. This amount is reflected in amounts due to affiliates as shown below.

     Amounts due to affiliates is comprised of the following at December 31:

                                                            2000      1999
                                                            ----      ----
     Accrued Junior Priority Return                       $  157    $   37
     Accrued Senior Priority Return                           20         -
     Accrued Priority Return on Deficit and Default
       Contributions                                          32         -
                                                          ------    ------
                                                          $  209    $   37
                                                          ======    ======

6.   SUBSEQUENT EVENT

     The property was sold to an unrelated party for a sales price of $4.58 million on February 26, 2001.

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

                                              COPLEY PENSION PROPERTIES VI;
                                               A REAL ESTATE LIMITED PARTNERSHIP


Date:    March 28, 2001                       By: /s/  Alison L. Husid
                                                  ----------------------------
                                                       Alison L. Husid
                                                       President of the
                                                       Managing General Partner



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                         Title                                    Date
         ---------                         -----                                    ----
 /s/       Alison L. Husid              President, Chief                        March 28, 2001
--------------------------------        Executive Officer and
           Alison L. Husid              Director of the Managing
                                        General Partner

 /s/       Pamela J. Herbst             Vice President and                      March 28, 2001
---------------------------------       Director of the Managing
           Pamela J. Herbst             General Partner

 /s/       J. Grant Monahon             Vice President and                      March 28, 2001
----------------------------------      Director of the Managing
           J. Grant Monahon             General Partner

 /s/       James J. Finnegan            Vice President of the Managing          March 28, 2001
------------------------------------    General Partner
           James J. Finnegan

/s/        Dana C. Spires               Treasurer and Principal Financial       March 28, 2001
---------------------------------       and Accounting Officer of the
           Dana C. Spires               Managing General Partner