Form 10-Q
period 2001-03-31
COPLEY PENSION PROPERTIES VI
filed 2001-05-14
CIK 824209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   -----------------------------------------

For Quarter Ended March 31, 2001                 Commission File Number 0-17807



                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


         Massachusetts                                  04-2988542
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

     World Trade Center East
     Two Seaport Lane, 16th Floor
     Boston, Massachusetts                                02210
(Address of principal executive offices)                (Zip Code)

              Registrant's telephone number, including area code:
                                 (617) 261-9000


-------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]    No  [ ]

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP

                                   FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 2001

                                     PART I


                             FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS

                                            March 31, 2001   December 31, 2000
                                              (Unaudited)        (Audited)
                                            --------------   -----------------
Assets

Real estate investments:
 Property, net                                 $4,304,381        $4,284,794
                                               ----------        ----------
                                                4,304,381         4,284,794

Joint Venture held for disposition                      -         1,864,405
Other assets                                       90,121                 -
Cash and cash equivalents                       2,313,857         2,053,663
                                               ----------        ----------
                                               $6,708,359        $8,202,862
                                               ==========        ==========

Liabilities and Partners' Capital

Accounts payable                               $   93,269        $   98,555
Deferred disposition fees                       1,464,280         1,369,577
                                               ----------        ----------
Total liabilities                               1,557,549         1,468,132
                                               ----------        ----------

Partners' capital:
 Limited partners ($168.49 and $223.49,
   respectively, per unit; 160,000 units
   authorized 48,788 units issued and
   outstanding)                                 5,126,292         6,721,206
 General partners                                  24,518            13,524
                                               ----------        ----------
Total partners' capital                         5,150,810         6,734,730
                                               ----------        ----------
                                               $6,708,359        $8,202,862
                                               ==========        ==========


           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)
                                              Three Months Ended March 31,
                                                   2001           2000
                                                 --------       --------

INVESTMENT ACTIVITY

Property rentals                                $  226,509      $192,500
Property operating expenses                        (63,045)      (48,516)
Depreciation and amortization                      (48,078)      (31,594)
                                                ----------      --------
                                                   115,386       112,390

Joint venture earnings (loss)                       16,673       (41,636)
                                                ----------      --------

   Total real estate operations                    132,059        70,754

Gain on sale of joint venture                      972,678             -
                                                ----------      --------
   Total real estate activity                    1,104,737        70,754

Interest on cash equivalents                        30,821        32,244
                                                ----------      --------
   Total investment activity                     1,135,558       102,998
                                                ----------      --------

PORTFOLIO EXPENSES

General and administrative                          36,138        40,013
                                                ----------      --------
                                                    36,138        40,013
                                                ----------      --------

Net income                                      $1,099,420      $ 62,985
                                                ==========      ========

Net income per limited
 partnership unit                               $    22.31      $   1.28
                                                ==========      ========

Cash distributions per limited
 partnership unit                               $    55.00      $   2.81
                                                ==========      ========

Number of limited partnership units
 outstanding during the period                      48,788        48,788
                                                ==========      ========

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)


                                         Three Months Ended March 31,
                                -----------------------------------------------
                                         2001                     2000
                                ----------------------    ---------------------
                                General      Limited      General     Limited
                                Partners     Partners     Partners    Partners
                                --------    ----------    --------   ----------

Balance at beginning
 of period                      $13,524    $ 6,721,206    $11,211    $6,492,235

Cash distributions                    -     (2,683,340)    (1,385)     (137,094)

Net income                       10,994      1,088,426        630        62,355
                                -------    -----------    -------    ----------

Balance at end
 of period                      $24,518    $ 5,126,292    $10,456    $6,417,496
                                =======    ===========    =======    ==========


           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                              Three Months Ended March 31,
                                                   2001           2000
                                                 --------       --------
Net cash provided by (used in)
   operating activities                         $   85,196     $  (24,567)
                                                ----------     ----------

Cash flows from investing activities:

   Deferred disposition fee                         94,703              -
   Investment in property                                -         (3,636)
   Investment in joint venture                     (43,405)             -
   Net proceeds from sale                        2,807,040              -
                                                ----------     ----------
   Net cash provided by (used in)
   investing activities                          2,858,338         (3,636)
                                                ----------     ----------

Cash flows from financing activity:

   Distributions to partners                    (2,683,340)      (138,479)
                                                ----------     ----------

Net cash used in financing activities           (2,683,340)      (138,479)
                                                ----------     ----------

Net increase (decrease) in cash
   and cash equivalents                            260,194       (166,682)

Cash and cash equivalents:
   Beginning of period                           2,053,663      2,305,383
                                                ----------     ----------

  End of period                                 $2,313,857     $2,138,701
                                                ==========     ==========

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2001 and December 31, 2000 and its operations, its cash flows and partners' capital for the three months ended March 31, 2001 and 2000. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 2000 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business

     Copley Pension Properties VI; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in July 1988, and acquired the real estate investment it currently owns prior to the end of 1991. It intends to dispose of its investments within eight to twelve years of their acquisition, and then liquidate; however, the managing general partner could extend the investment period if it is considered to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.

Note 2 - Investment in Joint Venture

     On February 26, 2001, the Prentiss Copystar joint venture investment in which the Partnership and an affiliate are entitled to 69% and 31%, respectively, of the operating activity, sold its property to an unaffiliated third party for gross proceeds of $4,575,000, of which the Partnership's share was $3,156,750. The Partnership received its 69% share of the net proceeds, $2,901,743 after closing costs, and recognized a gain of $972,678 ($19.74 per Limited Partnership Unit) on the sale. A disposition fee of $94,703 was accrued but not paid to the Advisor. On March 29, 2001, the Partnership made a capital distribution of $2,683,340 ($55.00 per Limited Partnership Unit) from the proceeds of the sale.

     Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the Prentiss Copystar joint venture:

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

                             Assets and Liabilities
                             ----------------------

                                        March 31, 2001       December 31, 2000
                                        --------------       -----------------

Assets
   Real property, at cost less
     accumulated depreciation
     of $496,142                           $      -              $2,746,869
   Other                                    158,280                  73,107
                                           --------              ----------
                                            158,280               2,819,976

Liabilities                                       -                 106,201
                                           --------              ----------

Net assets                                 $158,280              $2,713,775
                                           ========              ==========


                             Results of Operations
                             ---------------------

                                              Three Months Ended March 31,
                                              ----------------------------
                                                   2001           2000
                                                 --------       --------

Revenue:
  Rental income                                  $87,305         $      -
                                                 -------         --------
                                                  87,305                -
                                                 -------         --------

Expenses:
  Operating expenses                              63,140           28,370
  Depreciation and amortization                   12,151           12,815
                                                 -------         --------
                                                  75,291           41,185
                                                 -------         --------

Net income (loss)                                $12,014         $(41,185)
                                                 =======         ========


     Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Note 3 - Property

     The following is a summary of the Partnership's remaining wholly-owned property (Wilmington Industrial):

                                         March 31, 2001     December 31, 2000
                                         --------------     -----------------

Land                                       $ 2,770,056         $ 2,770,056
Buildings, improvements and
  other capitalized costs                    5,336,205           5,336,205
Investment valuation allowance              (1,500,000)         (1,500,000)
Accumulated depreciation and
  amortization                              (2,398,456)         (2,350,377)
Net operating assets                            96,576              28,910
                                           -----------         -----------
                                           $ 4,304,381         $ 4,284,794
                                           ===========         ===========

Note 4 - Subsequent Event

     On April 26, 2001, a capital distribution was made from original working capital reserves in the amount of $1,194,818 ($24.49 per Limited Partnership
Unit).

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest on December 31, 1988. A total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate and for the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments; one investment was sold in each of 1990, 1994, 1997 and 2001 and two investments were sold in 1998. Through March 31, 2001, capital of $40,567,709 ($831.51 per limited partnership unit) has been returned to the limited partners; $38,877,693 as a result of sales and $1,690,016, as a result of a discretionary reduction of original working capital previously held in reserves.

     At March 31, 2001, the Partnership had $2,313,857 in cash and cash equivalents, of which $1,194,818 was used for a capital distribution from original working capital reserves to the limited partners on April 26, 2001, the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's invested cash and cash equivalents and its remaining real estate investment, and proceeds from the sale of such investment. There have been no operating cash distributions made since the fourth quarter of 1999 due to Prentiss Copystar's vacancy from September 1999 through August 2000 and it's subsequent sale in February 2001 as well as insufficient cash flow from Wilmington Industrial as a result of property level obligations which reduced its cash flow to the Partnership.

     The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 2001, the appraised value of the Partnership's remaining investment exceeded its carrying value by approximately $2,700,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the estimated current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Results of Operations
---------------------

Form of Real Estate Investments

     The Wilmington Industrial investment is a wholly-owned property. The Prentiss Copystar real estate investment was structured as a joint venture. Prentiss Copystar was sold on February 26, 2001.

Operating Factors

     As mentioned above, the Prentiss Copystar joint venture investment in which the Partnership and an affiliate were entitled to 69% and 31% of the operating activity, respectively, sold its property on February 26, 2001. The Partnership recognized its 69% share of the gain of $972,678. At the time of the sale, Prentiss Copystar was 100% leased, while it was vacant at March 31, 2000.

     The Partnership's remaining property, Wilmington Industrial, was 100% leased at March 31, 2001 compared to 67% leased at March 31, 2000.

Investment Results

     Interest income on cash equivalents remained relatively stable between the first quarters of 2000 and 2001.

     Real estate operating results were $132,059 for the first three months of 2001, and $70,754 for the comparable period of 2000. The increase of $61,305 is primarily due to an increase in joint venture earnings in 2001 as compared to joint venture loss in 2000 due to Prentiss Copystar's vacancy in the first quarter of 2000. Operating results from Wilmington Industrial have remained relatively stable between the first three months of 2001 and 2000. Rental activity has increased due to the decrease in vacancy, however it is offset by an increase in operating expenses.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees.

     The Partnership did not incur management fees during the three months ended March 31, 2001 and 2000, respectively, due to the suspension of cash distributions since the fourth quarter of 1999. General and administrative expenses remained relatively stable between the first quarters of 2001 and 2000.

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP
                                   FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 2001

                                    PART II


                               OTHER INFORMATION



Item 6.  Reports on Form 8-K

               Reports on Form 8-K: During the quarter ended March 31, 2001, one Current Report on Form 8-K was filed on March 12, 2001 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial statements and Exhibits), relating in both cases to the February 26, 2001 sale of Prentiss Copystar.

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


                             COPLEY PENSION PROPERTIES VI;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)


May 14, 2001
                              /s/ Alison L. Husid
                              -------------------------------
                                Alison L. Husid
                                President, Chief Executive Officer
                                and Director of Managing General Partner,
                                Sixth Copley Corp.



May 14, 2000
                              /s/ Jonathan Martin
                              --------------------------------
                                Jonathan Martin
                                Principal Financial and Accounting
                                Officer of Managing General Partner,
                                Sixth Copley Corp.