Form 10-Q
period 2001-06-30
COPLEY PENSION PROPERTIES VI
filed 2001-08-14
CIK 824209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   -----------------------------------------

     For Quarter Ended June 30, 2001       Commission File Number 0-17807


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


                        FOR QUARTER ENDED JUNE 30, 2001

                                     PART I


                             FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS


                                            June 30, 2001   December 31, 2000
                                             (Unaudited)        (Audited)
                                            --------------  ------------------

Assets

Real estate investments:
 Property, net                                 $        -          $4,284,794
 Property held for disposition                  4,293,582                   -

Joint Venture held for disposition                      -           1,864,405
Other assets                                       90,121                   -
Cash and cash equivalents                       1,178,645           2,053,663
                                               ----------          ----------
                                               $5,562,348          $8,202,862
                                               ==========          ==========

Liabilities and Partners' Capital

Accounts payable                               $   54,055          $   98,555
Accrued management fees                            31,193                   -
Deferred disposition fees                       1,464,280           1,369,577
                                               ----------          ----------
Total liabilities                               1,549,528           1,468,132
                                               ----------          ----------


Partners' capital:
 Limited partners ($144.00 and $168.49,
   respectively, per unit; 160,000 units
   authorized, 48,788 units issued and
   outstanding)                                 3,987,734           6,721,206
 General partners                                  25,086              13,524
                                               ----------          ----------
Total partners' capital                         4,012,820           6,734,730
                                               ----------          ----------
                                               $5,562,348          $8,202,862
                                               ==========          ==========


           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                       Three Months Ended   Six Months Ended   Three Months Ended   Six Months Ended
                                         June 30, 2001        June 30, 2001       June 30, 2000       June 30, 2000
                                        ----------------   ------------------  ------------------   ----------------
INVESTMENT ACTIVITY

Property rentals                            $197,234           $  423,743           $142,225             $ 334,725
Property operating expenses                  (47,081)            (110,126)           (60,304)             (108,820)
Depreciation and amortization                (46,827)             (94,905)           (46,218)              (77,812)
                                            --------           ----------           --------             ---------
                                             103,326              218,712             35,703               148,093

Joint venture earnings (losses)                8,255               24,928            (25,974)              (67,610)
                                            --------           ----------           --------             ---------

 Total real estate operations                111,581              243,640              9,729                80,483

Gain (loss) on sale of joint venture          (9,788)             962,890                  -                     -
                                            --------           ----------           --------             ---------
 Total real estate activity                  101,793            1,206,530              9,729                80,483

Interest on cash equivalents                  26,466               57,287             30,910                63,154
                                            --------           ----------           --------             ---------
 Total investment activity                   128,259            1,263,817             40,639               143,637
                                            --------           ----------           --------             ---------

PORTFOLIO EXPENSES

Management fee                                31,193               31,193                  -                     -
General and administrative                    40,238               76,376             38,723                78,736
                                            --------           ----------           --------             ---------
                                              71,431              107,569             38,723                78,736
                                            --------           ----------           --------             ---------
Net income (loss)                           $ 56,828           $1,156,248           $  1,916             $  64,901
                                            ========           ==========           ========             =========

COPLEY PENSION PROPERTIES VI
A REAL ESTATE LIMITED PARTNERSHIP;

                                       Three Months Ended   Six Months Ended   Three Months Ended   Six Months Ended
                                         June 30, 2001        June 30, 2001       June 30, 2000       June 30, 2000
                                        ----------------   ------------------  ------------------   ----------------

Net income per limited
 partnership unit                           $   1.15           $    23.46           $    .04             $    1.32
                                            ========           ==========           ========             =========

Cash distributions per limited
 partnership unit                           $  24.49           $    79.49           $      -             $    2.81
                                            ========           ==========           ========             =========

Number of limited partnership units
 outstanding during the period                48,788               48,788             48,788                48,788
                                            ========           ==========           ========             =========


    (See accompanying notes to unaudited financial statements)COPLEY PENSION

PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)

                          Three Months Ended       Six Months Ended      Three Months Ended      Six Months Ended
                            June 30, 2001           June 30, 2001          June 30, 2000          June 30, 2000
                        ----------------------  ----------------------  --------------------  ----------------------
                        General     Limited     General     Limited     General    Limited    General     Limited
                        Partners    Partners    Partners    Partners    Partners   Partners   Partners    Partners
                        --------  ------------  --------  ------------  --------  ----------  ---------  -----------

Balance at beginning
  of period              $24,518  $ 5,126,292    $13,524  $ 6,721,206    $10,456  $6,417,496   $11,211   $6,492,235

Cash distributions             -   (1,194,818)         -   (3,878,158)         -           -    (1,385)    (137,094)

Net income (loss)            568       56,260     11,562    1,144,686         19       1,897       649       64,252
                         -------  -----------    -------  -----------   --------  ----------   -------   ----------

Balance at end
  of period              $25,086  $ 3,987,734    $25,086  $ 3,987,734    $10,475  $6,419,393   $10,475   $6,419,393
                         =======  ===========    =======  ===========   ========  ==========   =======   ==========




           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                         Six Months Ended June 30,
                                             2001         2000
                                         -----------   ----------

Net cash provided by
 operating activities                    $   146,392   $  127,135
                                         -----------   ----------

Cash flows from investing activities:

   Deferred disposition fee                   94,703            -
   Investment in property                          -     (297,673)
   Investment in joint venture               (44,995)    (120,061)
   Net proceeds from sale                  2,807,040            -
                                         -----------   ----------
Net cash provided by (used in)
 investing activities                      2,856,748     (417,734)
                                         -----------   ----------

Cash flows from financing activity:

  Distributions to partners               (3,878,158)    (138,479)
                                         -----------   ----------

Net cash used in financing activities     (3,878,158)    (138,479)
                                         -----------   ----------


Net decrease in cash
 and cash equivalents                       (875,018)    (429,078)

Cash and cash equivalents:
  Beginning of period                      2,053,663    2,305,383
                                         -----------   ----------

  End of period                          $ 1,178,645   $1,876,305
                                         ===========   ==========



           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 2001 and December 31, 2000, its results of operations, and partners' capital for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six month periods ended June 30, 2001 and 2000. These adjustments are of a normal recurring nature.

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

Note 2 - Investment in Joint Venture

  On February 26, 2001, the Prentiss Copystar joint venture investment in which the Partnership and an affiliate are entitled to 69% and 31%, respectively, of the operating activity, sold its property to an unaffiliated third party for gross proceeds of $4,575,000, of which the Partnership's share was $3,156,750. The Partnership received its 69% share of the net proceeds, $2,901,743 after closing costs, and recognized an initial gain on the sale of $972,678, which, due to additional costs of sale, was decreased to $962,890 ($19.54 per Limited Partnership Unit). A disposition fee of $94,703 was accrued but not paid to the Advisor. On March 29, 2001, the Partnership made a capital distribution of $2,683,340 ($55.00 per Limited Partnership Unit) from the proceeds of the sale.

 Summarized Financial Information

  The following summarized financial information is presented for the Prentiss Copystar joint venture:

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

                            Assets and Liabilities
                            ----------------------

                                June 30, 2001  December 31, 2000
                                -------------  -----------------

Assets
 Real property, at cost less
   accumulated depreciation
   of $496,142                       $      -         $2,746,869
 Other                                171,018             73,107
                                     --------         ----------
                                      171,018          2,819,976

Liabilities                                 -            106,201
                                     --------         ----------

Net assets                           $171,018         $2,713,775
                                     ========         ==========


                             Results of Operations
                             ---------------------

                                   Six Months Ended June 30,
                                      2001          2000
                                   -------      --------

Revenue:
  Rental income                    $87,305      $      -
                                   -------      --------
                                    87,305             -
                                   -------      --------

Expenses:
  Operating expenses                51,177        72,208
  Depreciation and amortization     12,151        25,631
                                   -------      --------
                                    63,328        97,839
                                   -------      --------
Net income (loss)                  $23,977      $(97,839)
                                   =======      ========


          Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Note 3 - Property

     In July 2001, the Partnership executed a Purchase and Sale Agreement to sell the Wilmington Industrial investment. On August 8, 2001, this investment was sold and the Partnership recognized a gain of approximately $3,700,000.

     This investment is classified as Property held for disposition on the balance sheet at June 30, 2001. During the year ended December 31, 2000, the Partnership recognized $384,858 in net income from this investment.

     The following is a summary of the Partnership's remaining wholly-owned property (Wilmington Industrial):

                                      June 30, 2001  December 31, 2000
                                      -------------  ------------------

Land                                     $        -        $ 2,770,056
Buildings, improvements and
  other capitalized costs                         -          5,336,205
Investment valuation allowance                    -         (1,500,000)
Accumulated depreciation and
  amortization                                    -         (2,350,377)
Net operating assets                              -             28,910
Property held for disposition, net        4,293,582                  -
                                         ----------        -----------
                                         $4,293,582        $ 4,284,794
                                         ==========        ===========

Note 4 - Subsequent Event

     On July 26, 2001, a distribution was made from operational cash previously held in reserves in the amount of $315,397 ($6.40 per Limited Partnership Unit).

     See Note 3 for discussion of investment sale on August 8, 2001.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


Management's Discussion and Analysis of Financial Condition and
Results of Operations

Liquidity and Capital Resources

          The Partnership completed its offering of units of limited partnership interest on December 31, 1988. A total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate and for the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments; one investment was sold in each of 1990, 1994, 1997 and 2001 and two investments were sold in 1998. Through June 30, 2001, capital of $41,762,527 ($856 per limited partnership unit) has been returned to the limited partners; $38,877,693 as a result of sales and $2,884,834, as a result of a discretionary reduction of original working capital previously held in reserves.

          At June 30, 2001, the Partnership had $1,178,645 in cash and cash equivalents, of which $315,397 was used for a distribution from operational cash previously held in reserves to partners on July 26, 2001, the remainder is being retained as working capital reserves. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's invested cash and cash equivalents and its remaining real estate investment, and proceeds from the sale of such investment. With the exception of the operational cash distribution of reserves discussed above, there have been no operating cash distributions made since the fourth quarter of 1999 due to Prentiss Copystar's vacancy from September 1999 through August 2000 and its subsequent sale in February 2001 as well as insufficient cash flow from Wilmington Industrial as a result of property level obligations which reduced its cash flow to the Partnership.

          The carrying value of real estate investments in the financial statements is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 2001, the appraised value of the Partnership's remaining investment exceeded its carrying value by approximately $3,900,000. The current appraised value of the real estate investment has been estimated by the managing general partner and is based on the amount negotiated in the Purchase and Sale Agreement executed on July 5, 2001.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Results of Operations

     Form of Real Estate Investments

     The Wilmington Industrial investment is a wholly-owned property. The Prentiss Copystar real estate investment was structured as a joint venture. Prentiss Copystar was sold on February 26, 2001.

     Operating Factors

     As mentioned above, the Prentiss Copystar joint venture investment in which the Partnership and an affiliate were entitled to 69% and 31% of the operating activity, respectively, sold its property on February 26, 2001. The Partnership recognized its 69% share of the gain of $962,890. At the time of the sale, Prentiss Copystar was 100% leased.

     The Partnership's remaining property, Wilmington Industrial, was 100% leased at June 30, 2001 compared to 77% leased at June 30, 2000.

     Investment Results

     Interest income on cash equivalents for the three and six months ended June 30, 2001, was $26,466 and $57,287, respectively, compared to $30,910 and $63,154 for the same periods in 2000. The decreases of approximately $4,000 and $6,000 for the comparative three and six month periods are primarily due to lower average investment balances.

     For the three and six month periods ended June 30, 2001, real estate operating results were $111,581 and $243,640, respectively, compared to $9,729 and $80,483 for the same periods in 2000. The increases of approximately $102,000 and $163,000 for the comparative three and six month periods are primarily due to an increase in joint venture earnings in 2001 as compared to joint venture losses in 2000 due to Prentiss Copystar's vacancy in the second quarter of 2000. Operating results from Wilmington Industrial have increased between the comparative three and six month periods of 2001 and 2000 due to the decrease in vacancy in 2001.

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

     The Partnership management fee increase during the three and six month periods ended June 30, 2001, is due to the distribution of operational cash flow previously held in reserves.

     During the respective three and six month periods of 2000 and 2001, general administrative expenses remained relatively stable.

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP
                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 2001

                                    PART II


                               OTHER INFORMATION



Item 6.  Reports on Form 8-K

                 Reports on Form 8-K: No current reports on form 8-K were filed during the quarter ended June 30, 2001.

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



                             COPLEY PENSION PROPERTIES VI;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)


August 14, 2001
                              /s/ Alison L. Husid
                              -------------------------------
                               Alison L. Husid
                               President, Chief Executive Officer
                               And Director of Managing General Partner, Sixth Copley Corp.



August 14, 2001
                              /s/ Jonathan Martin
                              --------------------------------
                               Jonathan Martin
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Sixth Copley Corp.