Form 10-Q
period 2001-09-30
COPLEY PENSION PROPERTIES VI
filed 2001-11-13
CIK 824209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   -----------------------------------------

For Quarter Ended September 30, 2001             Commission File Number 0-17807



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


                      FOR QUARTER ENDED SEPTEMBER 30, 2001

                                     PART I


                             FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


BALANCE SHEETS


                                            September 30, 2001   December 31, 2000
                                                (Unaudited)          (Audited)
                                            -------------------  ------------------

Assets

Real estate investments:
 Property, net                                      $        -          $4,284,794

Other assets, net                                       25,336                   -

Joint Venture held for disposition                           -           1,864,405
Cash and cash equivalents                            1,839,886           2,053,663
                                                    ----------          ----------
                                                    $1,865,222          $8,202,862
                                                    ==========          ==========

Liabilities and Partners' Capital

Accounts payable                                    $   77,987          $   98,555
Deferred disposition fees                              807,989           1,369,577
                                                    ----------          ----------
Total liabilities                                      885,976           1,468,132
                                                    ----------          ----------


Partners' capital:
 Limited partners ($0 and $223.49,
   respectively, per unit; 160,000 units
   authorized, 48,788 units issued and
   outstanding)                                        914,241           6,721,206
 General partners                                       65,005              13,524
                                                    ----------          ----------
Total partners' capital                                979,246           6,734,730
                                                    ----------          ----------
                                                    $1,865,222          $8,202,862
                                                    ==========          ==========

    (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


STATEMENTS OF OPERATIONS
(Unaudited)
                                         Three Months Ended   Nine Months Ended    Three Months Ended   Nine Months Ended
                                         September 30, 2001   September 30, 2001   September 30, 2000   September 30, 2000
                                         ------------------   ------------------   ------------------   ------------------
INVESTMENT ACTIVITY

Property rentals                                 $   77,073           $  500,816             $203,759            $ 538,484
Property operating expenses                        (114,728)            (224,854)             (47,926)            (156,746)
Depreciation and amortization                             -              (94,905)             (47,737)            (125,549)
                                                 ----------           ----------             --------            ---------
                                                    (37,655)             181,057              108,096              256,189

Joint venture earnings (losses)                           -               24,928               37,274              (30,336)
                                                 ----------           ----------             --------            ---------

  Total real estate activity                        (37,655)             205,985              145,370              225,853
                                                 ----------           ----------             --------            ---------

Gain on sale of joint venture                         7,370              970,260                    -                    -
Gain on sale of property                          3,699,118            3,699,118                    -                    -
Reversal of deferred disposition fees               656,290              656,290                    -                    -
Interest on cash equivalents                         25,395               82,682               29,695               92,849
                                                 ----------           ----------             --------            ---------
  Total investment activity                       4,350,518            5,614,335              175,065              318,702
                                                 ----------           ----------             --------            ---------
PORTFOLIO EXPENSES

Management fee                                            -               31,193                    -                    -
General and administrative                           43,223              119,599               42,813              121,549
                                                 ----------           ----------             --------            ---------
                                                     43,223              150,792               42,813              121,549
                                                 ----------           ----------             --------            ---------
Net income                                       $4,307,295           $5,463,543             $132,252             $197,153
                                                 ==========           ==========             ========            =========

COPLEY PENSION PROPERTIES VI
A REAL ESTATE LIMITED PARTNERSHIP;


Net income per limited
  partnership unit                          $ 87.40       $110.87      $  2.68       $  4.00
                                            =======       =======       =======      =======

Cash distributions per limited
  partnership unit                          $150.40       $229.89       $     -      $  2.81
                                            =======       =======       =======      =======

Number of limited partnership units
  outstanding during the period              48,788        48,788        48,788       48,788
                                            =======       =======       =======       =======

    (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL
(Unaudited)


                          Three Months Ended        Nine Months Ended       Three Months Ended     Nine Months Ended
                          September 30, 2001        September 30, 2001      September 30, 2000     September 30, 2000
                        -----------------------  ------------------------  --------------------  ----------------------
                         General     Limited      General      Limited     General    Limited     General     Limited
                        Partners     Partners    Partners     Partners     Partners   Partners   Partners    Partners
                        ---------  ------------  ---------  -------------  --------  ----------  ---------  -----------

Balance at beginning
  of period              $25,086   $ 3,987,734    $13,524   $  6,721,206    $10,475  $6,419,393   $11,211   $6,492,235

Cash distributions        (3,154)   (7,337,715)    (3,154)   (11,215,873)         -           -    (1,385)    (137,094)

Net income                43,073     4,264,222     54,635      5,408,908      1,323     130,929     1,972      195,181
                        --------   -----------   --------   ------------   --------  ----------  --------   ----------

Balance at end
  of period              $65,005   $   914,241    $65,005   $    914,241    $11,798  $6,550,322   $11,798   $6,550,322
                        ========   ===========   ========   ============   ========  ==========  ========   ==========

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                         Nine Months Ended September 30,
                                                 2001         2000
                                             ------------   ----------
Net cash provided by operating activities    $    160,648   $  265,667
                                             ------------   ----------

Cash flows from investing activities:
 Net proceeds from sale of investments         10,870,621            -
 Deferred disposition fee                          94,703            -
 Investment in property                           (21,258)    (299,431)
 Investment in joint venture                      (99,464)    (195,474)
                                             ------------   ----------
   Net cash provided by (used in)
     investing activities                      10,844,602     (494,905)
                                             ------------   ----------

Cash flows from financing activities:
 Distributions to partners                    (11,219,027)    (138,479)
                                             ------------   ----------
   Net cash used in financing activities      (11,219,027)    (138,479)
                                             ------------   ----------

Net decrease in cash and cash equivalents        (213,777)    (367,717)

Cash and cash equivalents:

  Beginning of period                           2,053,663    2,305,383
                                             ------------   ----------
  End of period                              $  1,839,886   $1,937,666
                                             ============   ==========

    (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 2001 and December 31, 2000, its results of operations, and partners' capital for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine month periods ended September 30, 2001 and 2000. These adjustments are of a normal recurring nature.

  See notes to financial statements included in the Partnership's 2000 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business

  Copley Pension Properties VI; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in July 1988, and has disposed of all its real estate investments as of September 30, 2001. The Partnership intends to liquidate and dissolve in 2002.

Note 2 - Investment in Joint Venture

  On February 26, 2001, the Prentiss Copystar joint venture investment in which the Partnership and an affiliate were entitled to 69% and 31%, respectively, of the operating activity, sold its property to an unaffiliated third party for gross proceeds of $4,575,000, of which the Partnership's share was $3,156,750. The Partnership received its 69% share of the net proceeds, $3,053,760 after closing costs, and had recognized an initial gain on the sale of $972,678. Due to additional costs of sale, offset by a receipt of additional proceeds in the third quarter, the gain was decreased to $970,260 ($19.69 per limited partnership unit). A disposition fee of $94,703 was accrued but not paid to AEW Real Estate Advisors, Inc. (the "Advisor"). In accordance with the Partnership agreement, a portion of this previously accrued fee was reversed during the third quarter of 2001, decreasing the fee to $44,826. On March 29, 2001, the Partnership made a capital distribution of $2,683,340 ($55.00 per limited partnership unit) from the proceeds of the sale.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

  Summarized Financial Information

  The following summarized financial information is presented for the Prentiss Copystar joint venture:

                             Assets and Liabilities
                             ----------------------

                                    September 30, 2001  December 31, 2000
                                    ------------------  -----------------
Assets
 Real property, at cost less
   accumulated depreciation of
   $496,142 at December 31, 2000                     -         $2,746,869
 Other                              $                -             73,107
                                    ------------------         ----------
                                                     -          2,819,976

Liabilities                                          -            106,201
                                    ------------------         ----------

Net assets                          $                -         $2,713,775
                                    ==================         ==========


                             Results of Operations
                             ---------------------

                            Nine Months Ended September 30,
                                     2001      2000
                                   -------  --------
Revenue:
  Rental income                    $87,305  $ 58,173
                                   -------  --------
                                    87,305    58,173
                                   -------  --------
Expenses:
  Operating expenses                51,177    63,474
  Depreciation and amortization     12,151    38,446
                                   -------  --------
                                    63,328   101,920
                                   -------  --------

Net income (loss)                  $23,977  $(43,747)
                                   =======  ========

  Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Note 3 - Property

  On August 8, 2001, the Partnership sold its Wilmington Industrial investment to an unaffiliated third party for gross proceeds of $8,217,781. The Partnership received net proceeds of $7,911,564 and recognized a gain of $3,699,118 ($75.06 per limited partnership unit) on the sale. On September 28, 2001, the Partnership made a capital distribution of $7,025,472 ($144.00 per limited partnership unit) from the proceeds of the sale.

  The following is a summary of the Wilmington Industrial investment in property:

                                  September 30, 2001  December 31, 2000
                                  ------------------  ------------------
Land                                         $     -        $ 2,770,056
Buildings, improvements and
  other capitalized costs                          -          5,336,205
Investment valuation allowance                     -         (1,500,000)
Accumulated depreciation and
  amortization                                     -         (2,350,377)
Net operating assets                          25,336             28,910
                                  ------------------        -----------
                                             $25,336        $ 4,284,794
                                  ==================        ===========

At September 30, 2001 net operating assets consists of property working capital.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources

    The Partnership completed its offering of units of limited partnership interest on December 31, 1988. A total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate and for the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments; one investment was sold in each of 1990, 1994 and 1997 and two investments were sold in each of 1998 and 2001. Through September 30, 2001, capital of $48,787,999 ($1,000 per limited partnership unit) has been returned to the limited partners; $45,903,165 as a result of sales and $2,884,834 as a result of a discretionary reduction of original working capital previously held in reserves.

    At September 30, 2001, the Partnership had $1,839,886 in cash and cash equivalents, which is being retained as a reserve in connection with the liquidation of the Partnership and for the payment of deferred disposition fees of $807,989. A distribution of operational cash previously held in reserves was made on July 26, 2001 in the amount of $6.40 per limited partnership unit. A capital distribution of original working capital previously held in reserves was made on April 26, 2001 in the amount of $24.49 per limited partnership unit. With the exception of the operational cash distribution of reserves discussed above, there have been no operating cash distributions made since the fourth quarter of 1999 due to Prentiss Copystar's vacancy from September 1999 through August 2000 and its subsequent sale in February 2001 as well as insufficient cash flow from Wilmington Industrial as a result of property level obligations which reduced its cash flow to the Partnership.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Results of Operations
---------------------

    Form of Real Estate Investments

    The Wilmington Industrial investment was a wholly-owned property which was sold on August 8, 2001. The Prentiss Copystar real estate investment was structured as a joint venture and was sold on February 26, 2001.

     Operating Factors

     As mentioned above, the Prentiss Copystar joint venture investment in which the Partnership and an affiliate were entitled to 69% and 31% of the operating activity, respectively, sold its property on February 26, 2001. The Partnership recognized its 69% share of the gain of $970,260. At the time of the sale, Prentiss Copystar was 100% leased.

     As mentioned above, the Wilmington Industrial investment sold its property on August 8, 2001. The Partnership recognized a gain of $3,699,118. At the time of the sale, Wilmington Industrial was 100% leased.

    Investment Results

    Interest income on cash equivalents for the three and nine months ended September 30, 2001, was $25,395 and $82,682, respectively, compared to $29,695 and $92,849 for the same periods in 2000. The decreases of approximately $4,000 and $10,000 for the comparative three and nine month periods are primarily due to lower average investment balances.

    For the three and nine month periods ended September 30, 2001, real estate operating results were $(37,655) and $205,985, respectively, compared to $145,370 and $225,853 for the same periods in 2000. The comparative three month decrease of $183,025 is due to both the sale of Wilmington Industrial in August 2001 and the subsequent write-off of a tenant receivable at the time of sale. The overall nine month decrease of $19,868 is due to both the sale of Wilmington Industrial in August 2001 and the sale of Prentiss Copystar in February 2001 offset by an increase in joint venture earnings in 2001 compared to joint venture losses in 2000.

    The Partnership recognized $656,290 in revenue during the three and nine month periods ended September 30, 2001, which was attributable to an adjustment of previously accrued disposition fees, in accordance with the Partnership agreement.

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

    The Partnership management fee during the nine month period ended September 30, 2001, is due to the distribution of operational cash flow previously held in
reserves.   During the respective three and nine month periods of 2000 and 2001, general and administrative expenses remained relatively stable.

                         COPLEY PENSION PROPERTIES VI;
                       A REAL ESTATE LIMITED PARTNERSHIP
                                   FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 2001

                                    PART II


                               OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits:    none

        b. Reports on Form 8-K: During the quarter ended September 30, 2001, one Current Report on Form 8-K was filed on August 21, 2001 reporting on Item No. 2. (Acquisition or Disposition of Assets) and Item No. 7 (Financial Statements and Exhibits), relating in both cases to the August 8, 2001 sale of Wilmington Industrial.

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

                             COPLEY PENSION PROPERTIES VI;
                             A REAL ESTATE LIMITED PARTNERSHIP
                             (Registrant)


November 13, 2001
                              /s/ Alison L. Husid
                              -------------------------------
                                Alison L. Husid
                                President, Chief Executive Officer
                                And Director of Managing General Partner, Sixth Copley Corp.



November 13, 2001
                             /s/ Jonathan Martin
                             --------------------------------
                               Jonathan Martin
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Sixth Copley Corp.