Form 10-K405
period 2001-12-31
COPLEY PENSION PROPERTIES VI
filed 2002-03-29
CIK 824209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                           Commission File No. 0-17807

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

          As of December 31, 2001 the Partnership had disposed of all its real estate property investments. The Partnership plans to liquidate and dissolve in 2002. The Partnership sold its last two remaining assets in 2001, as described below. The Partnership sold seven real estate investments between 1990 and 2001. The principal terms of these sales are set forth in the following table:

                            Date        Net Sale    Distribution    Distribution
          Investment        Sold        Proceeds      Per Unit          Date
          ----------        ----        --------      --------          ----
Wilmington Industrial       8/01      $ 7,914,742     $144.00           9/01
Prentiss Copystar           2/01      $ 3,049,698     $ 55.00           3/01
Waterford Apartments        8/98      $16,338,750     $334.29           8/98
White Phonic                6/98      $ 4,279,751     $ 87.72           7/98
Stemmons Industrial         9/97      $ 4,334,193     $ 88.84          10/97
Lakewood Apartments         8/94      $ 9,131,207     $182.85          10/94
Payne Ranch                 6/90      $ 8,199,836     $ 48.17           7/90

          Industrial Building in Carson, California ("Wilmington Industrial").
          -------------------------------------------------------------------

          On July 18, 1988, the Partnership acquired a 60% interest in a joint venture with an affiliate of The Hewson Company. On November 15, 1989, the Partnership agreed to increase its maximum commitment from $6,685,000 to $7,285,000. On February 1, 1991, the Partnership agreed to further increase its maximum commitment to $8,085,000. The Partnership made capital contributions totaling $7,774,402. As of December 31, 1991, because of the developer partner's inability to fund its share of capital contributions, the Partnership assumed 100% ownership of the joint venture's assets, which consisted primarily of approximately 5.77 acres of land in Carson, California and a 115,732 square foot multi-tenant industrial building located thereon.

          On August 8, 2001, the Partnership sold its Wilmington Industrial investment to an unaffiliated third party for gross proceeds of $8,217,781. The Partnership received net proceeds of $7,914,742. On September 28, 2001, the Partnership made a capital distribution of $7,025,472 ($144.00 per Unit) from the proceeds of the sale. At the time of sale, the building was 100% leased.

          Industrial Building in Itasca, Illinois ("Prentiss Copystar").
          -------------------------------------------------------------

          On May 23, 1991, the Partnership acquired a 51.75% interest in a joint venture formed with Copley Pension Properties VII; A Real Estate Limited Partnership, an affiliate of the Partnership (the "Affiliate") with a 23.25% interest, and with an affiliate of Prentiss Properties, Ltd (the "Developer"). As of December 31, 2000, the Partnership had contributed $2,739,013 to the capital of the joint venture, which included default contributions made on behalf of the Developer, of which $63,563 had been returned to the Partnership. Of the capital contributed and not returned, $1,542,848 was characterized as Senior Capital, $690,000 was characterized as Junior Capital and $442,602 was characterized as Deficit and Default Contributions. The joint venture agreement entitled the Partnership to receive a preferred compounded monthly return of 11% per annum on capital contributed. The return on Senior Capital was payable currently, the return on Junior Capital, Deficit and Default Contributions accrued and compounded monthly if sufficient cash flow was not available therefor. If the Senior Capital was repaid prior to the termination of the joint venture, the Partnership was entitled to receive a return on the Senior Capital at the lesser of 11% per annum or the interest rate for treasury bonds having a maturity date coinciding with the termination of the joint venture, plus 75 basis points. The joint venture agreement also entitled the Partnership to receive 51.75% of the net proceeds of sales and financings after return of its capital and 51.75% of cash flow remaining after payment of the preferred return, both of which were adjusted to 61.64% as a result of its Default Contributions, in accordance with the joint venture agreement.

          The joint venture owned approximately 3.75 acres of land in Itasca, Illinois and during 1991 completed construction thereon of an approximately 70,535 square foot single-story industrial building.

          On February 26, 2001, the Prentiss Copystar joint venture investment in which the Partnership and the Affiliate were entitled to 69% and 31%, respectively, of the operating activity, sold its property to an unaffiliated third party for gross proceeds of $4,575,000, of which the Partnership's share was $3,156,750 ($64.06 per Unit). The Partnership received its 69% share of the net proceeds in the amount of $3,049,698 after closing costs. On March 29, 2001, the Partnership made a capital distribution of $2,683,340 ($55.00 per Unit) from the proceeds of the sale. At the time of sale, the building was 100% leased.

Item 2. Properties
        ----------

          The Partnership has disposed of all its real property investments.

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

          As of December 31, 2001, there were 6,045 holders of Units.

          The Partnership's Amended and Restated Agreement of Limited Partnership dated July 28, 1988, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the partners in specified proportions and priorities. For the year ended December 31, 2001, cash distributions paid in 2001 or distributed after year end with respect to 2001 to the Limited Partners totaled $11,215,873, including $9,708,812 of returned capital from the proceeds of sales of real property and $1,507,061, of returned capital from original working capital and operating reserves. There were no cash distributions paid that related to the year ended December 31, 2000 due to insufficient cash flows from the properties.

          Cash distributions in 2001 exceeded net income in 2001 and therefore resulted in a reduction of partners' capital. Distributions of operating cash flow exceeded cash generated by operating activities. There were no cash distributions paid in 2000 that relate to the year ended December 31, 2000. Net income in 2000 resulted in an increase in partners' capital. Reference is made to the Partnership's Statements of Partners' Capital and Statements of Cash Flows in Item 8 hereof.

Item 6. Selected Financial Data.
        -----------------------

                         For Year        For Year         For Year          For Year          For Year
                         Ended or        Ended or         Ended or          Ended or          Ended or
                          as of :         as of :          as of :           as of :           as of :
                        12/31/01(1)      12/31/00         12/31/99        12/31/98 (2)      12/31/97(3)
                    ----------------------------------------------------------------------------------------
Revenues               $ 5,967,495     $   945,048      $   992,399       $ 9,098,258      $  2,688,336

Net Income             $ 5,336,695     $   369,763      $   365,739       $ 8,384,390      $  1,588,309

Net Income
per Limited
Partnership Unit       $    108.29     $      7.50      $      7.42       $    170.13      $      32.23

Total Assets           $ 1,050,427     $ 8,202,862      $ 7,962,054       $ 8,497,702      $ 22,706,302

Total Cash
Distributions
per Limited
Partnership
Unit, including
amounts
distributed
after year end
with respect to
such year              $    229.89     $      0.00      $     16.65       $    468.47      $     166.26

(1) Revenues and net income in 2001 include gains of $953,693 and $3,702,297 on the sales of the Prentiss Copystar and Wilmington Industrial investments, respectively, as well as $656,290 of other income resulting from an adjustment of deferred disposition fees.

(2) Revenues and net income in 1998 include a gain of $7,563,334 on the sales of the White Phonic and Waterford Apartments investments.

(3) Revenues and net income in 1997 include a gain of $248,172 on the sale of the Stemmons Industrial property.

See the audited financial statements for details of significant transactions.

Item 7.
------

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Accounting Policies
-------------------

          Revenue Recognition

          The Partnership recognizes rental revenue on a straight-line basis over the lease terms.

          The Partnership accounts for its investments in joint ventures using the equity method of accounting. Under the equity method of accounting, the net equity investment of the Partnership is reflected on the balance sheets, and the Partnership's share of net income or loss from the joint ventures is included in the statements of operations.

          The Partnership records real estate sales at the time a sale is consummated. A sale is consummated when the parties are bound by the terms of a contract, all consideration has been exchanged, all conditions precedent to closing have been met, and title has passed from seller to buyer.

          Liquidation Basis of Accounting

          The Partnership adopted a plan of liquidation on December 31, 2001, and, as a result, the Partnership also adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable. Accrued expenses for liquidation as of December 31, 2001 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into consideration possible litigation arising from the customary representations and warranties made as part of each sale. Such costs, if any, are unknown and are not estimable at this time. Similarly, there can be no assurance as to the timing of a distribution of the Partnership's assets or the amount of assets that will be distributed to the Partnership's Unit holders.

Liquidity and Capital Resources
-------------------------------

          The Partnership completed its offering of Units in December 1988 and a total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate, for the payment of related acquisition costs or retained as working capital reserves. As of December 31, 2001, the Partnership had sold all of its real estate investments: one investment was sold in each of 1990, 1994 and 1997, two investments were sold in 1998 and two investments were sold in 2001. Through December 31, 2001, capital of $48,788,000 ($1,000.00 per Unit) has been returned to the limited partners: $45,903,165 as a result of sales and $2,884,835 as a result of a discretionary reduction of original working capital previously held in reserves.

At December 31, 2001, the Partnership had $1,008,448 in cash and cash equivalents which is being retained primarily as a reserve in connection with the liquidation of the Partnership. A capital distribution of original working capital previously held in reserves was made on April 26, 2001 in the amount of $24.49 per Unit. A distribution of operational cash previously held in reserves was made on July 26, 2001 in the amount of $6.40 per Unit. There were no cash distributions paid in 2000 that relate to the year ended December 31, 2000 due to insufficient cash flow from the properties. One property had just become fully occupied during the third quarter of 2000 and the other remaining property had reduced its cash flow to the Partnership due to payments of capital expenditures.

Results of Operations
---------------------

          Form of Real Estate Investments

          The Wilmington Industrial investment, which was structured as a wholly-owned property, was sold on August 8, 2001. The Prentiss Copystar investment, which was structured as a joint venture, was sold on February 26, 2001.

          Operating Factors

          As mentioned above, the Wilmington Industrial investment was sold on August 8, 2001 and the Partnership recognized a gain of $3,702,297. Wilmington Industrial was 100% leased at the time of the sale, as it was on December 31, 2000.

          As mentioned above, the Prentiss Copystar joint venture investment in which the Partnership and an affiliate were entitled to 69% and 31% of the operating activity, respectively, sold its property on February 26, 2001. The Partnership recognized its 69% share of the gain of $953,693. Prentiss Copystar was 100% leased at the time of the sale as it was on December 31, 2000.

          Investment Activity

          Interest income on cash and cash equivalents in 2001 decreased by approximately $24,000 or 19% compared to 2000 primarily due to lower average investment balances as a result of the sales of Prentiss Copystar in February 2001 and Wilmington Industrial in August 2001 as well as the distributions during 2001 of cash previously held in reserves. Interest income on cash and cash equivalents in 2000 decreased by approximately $14,000 or 10% compared to 1999 due primarily due to lower average investment balances as a result of the joint venture's property being vacant for eight months of 2000 versus three months of vacancy in 1999.

          2001 Compared to 2000

          Total real estate operations for 2001 was $235,133, a decrease from $425,789 for the comparable period of 2000. The decrease of approximately $191,000, or 45%, is primarily due to the sale of Wilmington Industrial in August 2001.

          The Partnership recognized $656,290 in revenue during 2001, which was attributable to an adjustment of previously accrued disposition fees, in accordance with the Partnership agreement.

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

          2001 Compared to 2000

          The Partnership incurred management fees in 2001 of $31,193 as a result of a distribution of operational cash previously held in reserves. General and administrative expenses in 2001 were $164,562 compared to $180,335 for the comparable period in 2000. The decrease of $15,773 is due to lower investor servicing and appraisal fees during 2001.

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

Inflation
---------

          By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of real estate investments over time if rental rates and replacement costs increase. Declines in property values during the period of Partnership operations, due to market and economic conditions, have overshadowed the positive effect inflation may have on the value of the Partnership's investments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

          The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the years ended December 31, 2001 and 2000.

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

          The independent auditor's report and financial statements listed in the accompanying index are filed as part of this report. See Index to the Financial Statements on page 13.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          (a) and (b) Identification of Directors and Executive Officers.
                      --------------------------------------------------

          The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 2001.

Name                     Position(s) with the Managing General Partner                   Age
----                     ---------------------------------------------                   ---
Alison L. Husid          President, Chief Executive Officer and Director                 39
Pamela J. Herbst         Vice President and Director                                     46
J. Grant Monahon         Vice President                                                  56
James J. Finnegan        Vice President                                                  41
Jonathan Martin          Treasurer and Principal Financial and Accounting Officer        31

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

          Alison L. Husid is a Portfolio Manager in the Direct Investments group of AEW Capital Management, L.P. ("AEW"), with responsibility for several real estate equity portfolios representing approximately $700 million in client capital. She has over 17 years of experience in real estate finance and investment management. Alison joined AEW in 1987 as Controller for a portfolio management team responsible for the acquisition, management, restructuring and disposition of client assets in New England and the western U.S. She later served as Asset Manager for a portfolio of assets in Arizona and the West Coast. Prior to joining AEW, Alison worked for several years as a Senior Auditor with Peat Marwick, Main & Co. She is a member of New England Women in Real Estate (NEWIRE), a Certified Public Accountant and a graduate of the University of Massachusetts (B.A.).

     Pamela J. Herbst is Head of AEW's Direct Investments group, with oversight responsibility for approximately $4 billion of client assets. With over 20 years of direct real estate experience, Pam is a Principal of AEW, and a member of AEW'S Management Committee, Investment Committee and Investment Policy Group. Since joining AEW in 1982, Pam has held various senior level positions in investment management, acquisitions and corporate operations. In addition to holding a number of industry certifications, she is a member of various real estate industry trade organizations and sits on the Board of Directors of the National Association of Real Estate Investment Managers (NAREIM). Pam is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

     J. Grant Monahon is a Principal of AEW focused primarily on expanding AEW's activities in a variety of global real estate markets. Grant is a member of AEW's Management Committee, Investment Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments and formerly has served as AEW's Chief Operating Officer and as General Counsel. Prior to joining AEW in 1987, Grant was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Grant is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

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

     Jonathan Martin is the Director of Portfolio Accounting for AEW's Direct Investment group, with responsibility for overseeing all accounting, performance measurement and financial reporting matters for the firm's direct equity investment portfolios. Prior to joining AEW, Jon worked for nine years as a Senior Manager with PricewaterhouseCoopers, LLP where he was an auditor and financial consultant specializing in the real estate and mortgage banking industries. A Certified Public Accountant and a member of NCREIF's Accounting Committee, Jon is a graduate of the University of Notre Dame (B.A.).

(f) Involvement in Certain Legal Proceedings.
    ----------------------------------------

                    None.

Item 11. Executive Compensation.
         ------------------------

     Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1, 2 and 7 of Notes to Financial Statements.

     The following table sets forth the amounts of the fees and reimbursements for out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 2001:

                                                                               Amount of
                                                                             Compensation
                                                                                  and
Receiving Entity                       Type of Compensation                  Reimbursement
----------------                       --------------------                  -------------
General Partners                       Share of Distributable Cash           $       3,154

AEW Real Estate Advisors, Inc.         Management Fees and
                                       Expense Reimbursements                       54,293
                                                                             -------------
                                       TOTAL:                                $      57,447
                                                                             =============

     For the year ended December 31, 2001, the Partnership allocated $20,323 of taxable income to the General Partners. See Note 1 to the audited financial statements for additional information about transactions between the Partnership and the General Partner and their affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners
    -----------------------------------------------

     As of December 31, 2001, Archon Partners owned approximately 5.6% of the total number of Units outstanding. No other person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 2001. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

     Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

(b) Security Ownership of Management.
    ---------------------------------

    The General Partners of the Partnership owned no Units at December 31, 2001.

(c) Changes in Control.
    -------------------

     There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

     The Partnership has no relationships or transactions to report other than as reported in Item 11, above.

                                     PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K.
         -------------------------------------------------------

     (a) The following documents are filed as part of this report:

            Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Financial Statements Index No. 2 are filed as part of this Annual Report.

     (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed during the last quarter of the year ended December 31, 2001.

                          COPLEY PENSION PROPERTIES VI;

                        A REAL ESTATE LIMITED PARTNERSHIP










                              Financial Statements


                             * * * * * * * * * * * *













                              December 31, 2001

                          COPLEY PENSION PROPERTIES VI;
                          -----------------------------
                        A REAL ESTATE LIMITED PARTNERSHIP
                        ---------------------------------

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------




Report of Independent Accountants

Financial Statements (in liquidation as of December 31, 2001):

          Balance Sheets - December 31, 2001 and 2000

          Statements of Operations - Years ended December 31, 2001, 2000 and
          1999

          Statements of Partners' Capital - Years ended December 31, 2001, 2000 and 1999

          Statements of Cash Flows - Years ended December 31, 2001, 2000 and
          1999

          Notes to Financial Statements

           All schedules are omitted because they are not applicable.

                        Report of Independent Accountants

     To the Partners of Copley Pension Properties VI; A Real Estate Limited
     Partnership:

     In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Pension Properties VI; A Real Estate Limited Partnership (the "Partnership") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Sixth Copley Corp., the Managing General Partner of the Partnership (the "Managing General Partner"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 2 to the financial statements, the Partnership adopted a plan of liquidation on December 31, 2001 and as a result changed its basis of accounting for periods subsequent to December 31, 2001 from the going concern basis to the liquidation basis of accounting.


     /s/ PricewaterhouseCoopers LLP
     Boston, MA
     March 18, 2002

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

BALANCE SHEETS
(in liquidation as of December 31, 2001)

                                                                    December 31,
                                                        -----------------------------------
                                                              2001                2000
                                                        ---------------     ---------------
Assets

Real estate investments:
   Property, net                                        $             -     $     4,284,794

Joint Venture held for disposition                                    -           1,864,405

Cash and cash equivalents                                     1,008,448           2,053,663
Other assets                                                     41,979                   -
                                                        ---------------     ---------------
                                                        $     1,050,427     $     8,202,862
                                                        ===============     ===============

Liabilities and Partners' Capital

Accounts payable                                        $        82,604     $        98,555
Accrued expenses for liquidation                                115,425                   -
Deferred disposition fees                                             -           1,369,577
                                                        ---------------     ---------------
Total liabilities                                               198,029           1,468,132
                                                        ---------------     ---------------

Partners' capital:
   Limited partners ($0 and $223.49 per Unit, at
   December 31, 2001 and 2000, respectively
   160,000 units authorized; 48,788 units
   issued and outstanding)                                      788,661           6,721,206
   General partners                                              63,737              13,524
                                                        ---------------     ---------------
Total partners' capital                                         852,398           6,734,730
                                                        ---------------     ---------------

                                                        $     1,050,427     $     8,202,862
                                                        ===============     ===============

                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(in liquidation as of December 31, 2001)

                                                                              Year ended December 31,
                                                             ---------------------------------------------------------
                                                                  2001                  2000                 1999
                                                             --------------       ---------------     ----------------
Investment Activity

Property rentals                                             $      517,320       $       779,807     $        726,612
Property operating expenses                                        (224,715)             (221,323)            (268,902)
Depreciation and amortization                                       (94,905)             (173,627)            (128,053)
                                                             --------------       ---------------     ----------------
                                                                    197,700               384,857              329,657

Joint venture earnings                                               37,433                40,932              127,505
                                                             --------------       ---------------     ----------------

   Total real estate operations                                     235,133               425,789              457,162

Gain on sale of joint venture investment                            953,693                     -                    -
Gain on sale of property                                          3,702,297                     -                    -
Reversal of deferred disposition fees                               656,290                     -                    -
                                                             --------------       ---------------     ----------------

   Total real estate activity                                     5,547,413               425,789              457,162

Interest on cash equivalents                                        100,462               124,309              138,282
                                                             --------------       ---------------     ----------------

   Total investment activity                                      5,647,875               550,098              595,444
                                                             --------------       ---------------     ----------------

Portfolio Expenses

Management fee                                                       31,193                     -               58,195
Estimated liquidation period expenses                               115,425                     -                    -
General and administrative                                          164,562               180,335              171,510
                                                             --------------       ---------------     ----------------
                                                                    311,180               180,335              229,705
                                                             --------------       ---------------     ----------------

Net Income                                                   $    5,336,695       $       369,763     $        365,739
                                                             ==============       ===============     ================

Net income per limited
   partnership unit                                          $       108.29       $          7.50     $           7.42
                                                             ==============       ===============     ================

Cash distributions per limited
   partnership unit                                          $       229.89       $          2.81     $          17.45
                                                             ==============       ===============     ================

Number of limited partnership
   units outstanding during the year                                 48,788                48,788               48,788
                                                             ==============       ===============     ================

                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL
(in liquidation as of December 31, 2001)

                                                                   Year ended December 31,
                               ---------------------------------------------------------------------------------------
                                          2001                             2000                     1999
                                          ----                             ----                     ----

                                 General         Limited          General      Limited      General        Limited
                                 Partners        Partners         Partners     Partners     Partners       Partners
                                 --------        --------         --------     --------     --------       --------
Balance at beginning
   of year                      $    13,524    $  6,721,206    $    11,211    $ 6,492,235    $  13,832    $ 6,981,503

Cash distributions                   (3,154)    (11,215,873)        (1,385)      (137,094)      (6,278)      (851,350)

Net income                           53,367       5,283,328          3,698        366,065        3,657        362,082
                                -----------    ------------    -----------    -----------    ---------    -----------

Balance at end
   of year                      $    63,737    $    788,661    $    13,524    $ 6,721,206    $  11,211    $ 6,492,235
                                ===========    ============    ===========    ===========    =========    ===========

                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(in liquidation as of December 31, 2001)

                                                                             Year ended December 31,
                                                        ------------------------------------------------------------------

                                                                   2001                     2000                   1999
                                                        ----------------------          --------------          ----------
Cash flows from operating activities:
   Net income                                            $       5,336,695       $        369,763       $        365,739
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                 94,905                173,627                128,053
      Equity in joint venture earnings                             (37,433)               (40,932)              (127,505)
      Cash distributions from joint venture                              -                      -                184,210
      Gain on sale of joint venture                               (953,693)                     -                      -
      Gain on sale of property                                  (3,702,297)                     -                      -
      Increase in property deferred leasing costs
       and other assets                                            (30,208)              (118,224)                (4,860)
      Decrease (increase) in property working capital              (13,070)                30,810                 58,488
      Reversal of deferred disposition fees                       (656,290)                     -                      -
      Increase (decrease) in liabilities                            99,474                  9,524                (43,759)
                                                         -----------------       ----------------           ------------
        Net cash provided by operating activities                  138,083                424,568                560,366
                                                         -----------------       ----------------           ------------

Cash flows from investing activities:
   Deferred disposition fees                                        94,703                      -                      -
   Investment in joint venture                                     (99,464)              (227,905)                (2,841)
   Investment in property                                          (21,258)              (309,904)                     -
   Net proceeds from sale of investments                        10,869,737                      -                      -
   Payment of disposition fees                                    (807,989)                     -                      -
                                                         -----------------       ----------------       ----------------
        Net cash provided (used) by
        investing activities                                    10,035,729               (537,809)                (2,841)
                                                         -----------------       ----------------       ----------------

Cash flows from financing activity:
   Distributions to partners                                   (11,219,027)              (138,479)              (857,628)
                                                         -----------------       ----------------       ----------------
      Net cash used in financing activity                      (11,219,027)              (138,479)              (857,628)
                                                         -----------------       ----------------       ----------------

Net decrease in cash and
   cash equivalents                                             (1,045,215)              (251,720)              (300,103)

Cash and cash equivalents:
   Beginning of year                                             2,053,663              2,305,383              2,605,486
                                                         -----------------       ----------------       ----------------
   End of year                                           $       1,008,448       $      2,053,663       $      2,305,383
                                                         =================       ================       ================

                (See accompanying notes to financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business
----------------------------------

     General
     -------

     Copley Pension Properties VI; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in July 1988 and had disposed of all of its investments as of December 31, 2001. On December 31, 2001, the Partnership adopted a plan of liquidation and intends to liquidate in 2002.

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

     Management
     ----------

     The Advisor is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and the acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash from operations, as defined, before deducting such fees. The deferred management fees of $112,441 incurred through 1990 were paid to AEW in September 1994 with a portion of the proceeds from the sale of Lakewood Apartments. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($17,000 in each of 2001, 2000 and 1999 respectively). Acquisition fees were paid in an amount equal to 2% of the gross proceeds from the offering, at the time commitments were initially funded. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Based on the Partnership's returns to date and the sale of the Partnership's last two remaining investments during 2001, the Managing General Partner determined that, in accordance with the Partnership agreement, a portion of such previously accrued fees, $656,290, would be reversed in 2001, while the remainder of the accrued fees, $807,989, was paid to the Advisor on November 26, 2001. Deferred disposition fees were $0 and $1,369,577 at December 31, 2001 and 2000, respectively.

         New England Securities Corporation ("NESC"), an indirect subsidiary of Met Life during 2000 and 1999, was engaged by the Partnership to act as its unitholder servicing agent. Fees and out-of-pocket expenses for such services totaled $11,376 and $11,187 in 2000 and 1999, respectively.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

        Revenue Recognition
        -------------------

          The Partnership recognizes rental revenue on a straight-line basis over the lease terms.

          The Partnership accounts for its investments in joint ventures using the equity method of accounting. Under the equity method of accounting, the net equity investment of the Partnership is reflected on the balance sheets, and the Partnership's share of net income or loss from the joint ventures is included in the statements of operations.

          The Partnership records real estate sales at the time a sale is consummated. A sale is consummated when the parties are bound by the terms of a contract, all consideration has been exchanged, all conditions precedent to closing have been met, and title has passed from seller to buyer.



        Liquidation Basis of Accounting
        --------------------------------

         In connection with its adoption of a plan of liquidation on December 31, 2001, the Partnership also adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable.

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

         Real Estate Joint Ventures
         --------------------------

         Investments in joint ventures, including loans, (which are in substance real estate investments), were stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity was measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns thereon. The Partnership recorded an amount equal to 100% of the operating results of each joint venture, after the elimination of all inter-entity transactions, except for the venture which included an affiliate of the Partnership, which had substantial economic equity in its project.

         Property
         --------

         Property included land and buildings, which were stated at cost less accumulated depreciation, and other operating net assets (liabilities). The Partnership's initial carrying value of a property previously owned by a joint venture equaled the Partnership's carrying value of the prior investment on the conversion date.

         Capitalized Costs, Depreciation and Amortization
         ------------------------------------------------

         Maintenance and repair costs were expensed as incurred. Significant improvements and renewals were capitalized. Depreciation was computed using the straight-line method based on estimated useful lives of the buildings and improvements. Leasing costs were also capitalized and amortized over the related lease term.

           Acquisition fees have been capitalized as part of the cost of real estate investments. Amounts not related to land were being amortized using the straight-line method over the estimated useful lives of the underlying property.

           Leases provided for rental increases over the respective lease terms. Rental revenue was being recognized on a straight-line basis over the lease terms.

           Realizability of Real Estate Investments
           ----------------------------------------

           The Partnership considered a real estate investment to be impaired when it determined the carrying value of the investment was not recoverable through expected undiscounted cash flows generated from the operations and disposition of the property. The impairment loss was based on the excess of the investment's carrying value over its estimated fair market value. For investments held for sale, the impairment loss also included estimated costs of sale. Property held for sale was not depreciated during the holding period. Investments were considered to be held for disposition at the time management committed the Partnership to a plan to dispose of the investment.

           Cash Equivalents
           ----------------

           Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

           Deferred Disposition Fees
           -------------------------

           Disposition fees due to the Advisor related to sales of investments are included in the determination of gains or losses resulting from such transactions. According to the terms of the advisory contract, payment of such fees was deferred until the limited partners first received their capital contributions, plus stipulated returns thereon. See Note 1 for discussion of the reduction and payment of such fees.

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

Note 3 - Accrued Expenses for Liquidation
-----------------------------------------

         Accrued expenses for liquidation as of December 31, 2001 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. As of December 31, 2001 the Partnership accrued $115,425 for such expenses.

         The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into consideration possible litigation arising from the customary representations and warranties made as part of each sale. Such costs, if any, are unknown and are not estimable at this time.

Note 4 - Real Estate Joint Ventures
-----------------------------------

         The Partnership had invested in seven real estate joint ventures, organized as general partnerships with a real estate management/development firm and, in three cases, with an affiliate of the Partnership. One joint venture sold its property in 1990; another joint venture investment was restructured into a wholly-owned property in 1991. During 1994, the Lakewood joint venture sold its property and the Stemmons Industrial investment was converted to a wholly-owned property; the latter property was subsequently sold in 1997. In 1998, the White Phonic and Waterford Apartments joint ventures sold their properties in July and August, respectively. The Prentiss Copystar investment was sold in February 2001. The Partnership committed to make capital contributions to the ventures, which were generally subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The joint venture agreements provided for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of their ownership share in the event a venture partner did not contribute proportionately.

         The respective real estate management/development firm was responsible for day-to-day development and operating activities, although overall authority and responsibility for the business was shared by the venturers. The real estate management/development firm, or its affiliates, also provided various services to the respective joint venture for a fee.

         The following is a summary of cash invested in Prentiss Copystar, net of returns of capital and excluding acquisition fees:

                      Preferential
        Investment/      Rate of       Ownership          December 31,
         Location        Return         Interest       2001         2000
         --------        ------         --------      ------       ------

Prentiss Copystar         11.0%          61.64%           -   $     2,675,450
  Itasca, IL


         Prentiss Copystar
         -----------------

         On May 23, 1991, the Partnership entered into a joint venture with an affiliate of Prentiss Properties, Ltd., and an affiliate of the Partnership (the "Affiliate"), to develop and operate an industrial facility. The Partnership and its Affiliate initially had a collective 75% interest in the joint venture. The Partnership committed to make a maximum capital contribution of $2,300,000 but subsequently made additional contributions classified as deficit contributions as well as contributions on behalf of the affiliate of Prentiss Properties, classified as Default Contributions. The Default Contributions subsequently increased the Partnership and its Affiliate's collective interest to 89.34% as of December 31, 2000. The preferential return related to $690,000 was payable currently only to the extent of available cash flow. If $1,610,000, or any portion thereof, was returned to the Partnership between the second and tenth anniversary of the joint venture agreement, the return would be increased by an amount sufficient to preserve the stipulated rate of return through the tenth anniversary.

           On February 26, 2001, the Prentiss Copystar joint venture investment in which the Partnership and the Affiliate were entitled to 69% and 31%, respectively, of the operating activity, sold its property to an unaffiliated third party for gross proceeds of $4,575,000, of which the Partnership's share was $3,156,750. The Partnership received its 69% share of the net proceeds, $3,049,698 after closing costs, and had recognized a gain on the sale of $953,693. ($19.35 per Unit). A disposition fee of $94,703 was accrued but not paid to the Advisor. In accordance with the Partnership agreement, a portion of this previously accrued fee was reversed during the third quarter of 2001, decreasing the fee to $44,826. On March 29, 2001, the Partnership made a capital distribution of $2,683,340 ($55.00 per Unit) from the proceeds of the sale.

Summarized Financial Information
--------------------------------

           The following summarized financial information is presented in the aggregate for Prentiss Copystar:

                             Assets and Liabilities
                             ----------------------

                                                                  December 31,
                                                 -------------------------------------------------
                                                         2001                    2000
                                                        ------                  ------
Assets
  Real property, at cost less
   accumulated depreciation
   of $0 and  $496,142 at
   December 31, 2001 and
   2000, respectively                            $            -             $    2,746,869
  Other                                                   9,500                     73,107
                                                 --------------             --------------
                                                          9,500                  2,819,976

Liabilities                                               9,500                    106,201
                                                 --------------             --------------

Net assets                                       $            -             $    2,713,775
                                                 ==============             ==============

                              Results of Operations
                              ---------------------

                                                                      Year ended December 31,
                                                    ----------------------------------------------------
                                                       2001                  2000               1999
                                                   ------------          -----------        ------------
Revenue:
 Rental income                                   $       98,875          $   220,715        $    367,942

Expenses:
 Operating expenses                                      44,623               98,891             109,644
 Depreciation and amortization                           12,151               62,211              65,787
                                                 --------------          -----------        ------------
                                                         56,774              161,102             175,431
                                                 --------------          -----------        ------------

Net income                                       $       42,101          $    59,613        $    192,511
                                                 ==============          ===========        ============

           Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliates on behalf of their various financing arrangements with the joint venture.

           This investment was classified as Joint Venture held for disposition on the Balance Sheet at December 31, 2000. During the years ended December 31, 2001 and 2000, the Partnership recognized equity in joint venture earnings of $37,433 and $40,932 from this investment, respectively.

Note 5 - Property
-----------------

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

              On August 8, 2001, the Partnership sold its Wilmington Industrial investment to an unaffiliated third party for gross proceeds of $8,217,781. The Partnership received net proceeds of $7,914,742 and had recognized a gain on the sale of $3,702,297 ($75.13 per Unit). On September 28, 2001, the Partnership made a capital distribution of $7,025,472 ($144.00 per Unit) from the proceeds of the sale.

           The following is a summary of the Partnership's investment in Wilmington Industrial:


                                                          December 31,
                                         ---------------------------------------------
                                                2001                        2000
                                            ------------           ------------------
Land                                      $             -          $      2,770,056
Buildings, improvements and
  other capitalized costs                               -                 5,336,205
Impairment provision                                    -                (1,500,000)
Accumulated depreciation and
  amortization                                          -                (2,350,377)
Net operating assets                               41,979                    28,910
                                          ---------------          ----------------
                                          $        41,979          $      4,284,794
                                          ===============          ================

           The Wilmington Industrial building was being depreciated over 30 years and capitalized improvements were being depreciated over seven years. The $1,500,000 impairment provision was recorded in 1995.

Note 6 - Income Taxes
---------------------

           The Partnership's income for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:



                                                          Year ended December 31,
                                      ----------------------------------------------------------
                                              2001                 2000                 1999
                                      ------------------    -------------------   ---------------
Net income per financial
  statements                          $      5,336,695     $        369,763       $         365,739
Timing differences:
    Joint venture earnings                  (1,645,942)             (24,089)                 (1,666)
    Property rentals                                 -               37,899                  71,247
    Depreciation                               (83,672)              35,655                  27,078
    Expenses                                         -              (16,001)                      -
    Gain on sale                            (1,574,759)                   -                       -
                                      ----------------     ----------------       -----------------

Taxable income                        $      2,032,322     $        403,227       $         462,398
                                      ================     ================       =================


Note 7 - Partners' Capital
--------------------------

           Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners.

           Net sale proceeds and financing proceeds are allocated first to limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. The adjusted capital contribution per Unit was reduced from $1,000 to $951.83 during 1990, from $951.83 to $768.98 during 1994, from $768.98 to $660.29 during 1997, from
$660.29 to $228.20 during 1998, from $228.20 to $223.49 during 1999, and from
$223.49 to $0 in 2001. Income from a sale is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Losses from a sale, and income from a sale if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

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


/s/ PricewaterhouseCoopers LLP

March 21, 2001

PRENTISS/COPLEY ITASCA ASSOCIATES

BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(dollars in thousands)
--------------------------------------------------------------------------------

                                                             2000         1999
                                                            ------       ------
ASSETS
Real estate, net                                            $2,334       $2,387
Deferred charges, net                                          413            -
Accruable rental income                                         30            -
Accounts receivable                                             12            -
Cash and cash equivalents                                       31           12
                                                            ------       ------
   Total assets                                             $2,820       $2,399
                                                            ======       ======

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and other liabilities                      $  106       $   74
Amounts due to affiliates                                      209           37
                                                            ------       ------
   Total liabilities                                           315          111
                                                            ======       ======

Partners' equity                                             2,505        2,288
                                                            ------       ------
     Total liabilities and partners' equity                 $2,820       $2,399
                                                            ======       ======



The accompanying notes are an integral part of the financial statements.

PRENTISS/COPLEY ITASCA ASSOCIATES

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(dollars in thousands)
--------------------------------------------------------------------------------
                                  2000       1999           1998
                                  ----       ----           ----
Rental operations:
  Rental income                  $ 221        $ 368        $ 468
  Property operating expenses      (99)        (110)        (126)
                                 -----        -----        -----
                                   122          258          342
                                 -----        -----        -----

Interest expense                   397          356          355
Depreciation                        53           52           53
Amortization                        10           14           18
                                 -----        -----        -----
Net loss                         $(338)       $(164)       $ (84)
                                 =====        =====        =====



The accompanying notes are an integral part of the financial statements.

PRENTISS/COPLEY ITASCA ASSOCIATES

STATEMENTS OF PARTNERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(dollars in thousands)
-------------------------------------------------------------------------------------------------
                                                    Developer       CPP6       CPP7       Total
                                                    ---------    ---------  ---------   ---------

Partners' equity (deficit), December 31, 1997       $  (195)     $ 1,827     $  819      $ 2,451

Net loss                                                (21)         (43)       (20)         (84)
                                                    --------     --------   --------    ---------

Partners' equity (deficit), December 31, 1998          (216)       1,784        799        2,367

Contributions                                             -           59         26           85

Net loss                                                (41)         (85)       (38)        (164)
                                                    --------     --------   --------    ---------

Partners' equity (deficit), December 31, 1999           (257)       1,758        787        2,288

Contributions                                                        383        172          555

Net loss                                                (57)        (194)       (87)        (338)
                                                    --------     --------   --------    ---------
Partners' equity (deficit), December 31, 2000       $  (314)     $ 1,947    $   872      $ 2,505
                                                    ========     ========   ========    =========

    The accompanying notes are an integral part of the financial statements.

PRENTISS/COPLEY ITASCA ASS0CIATES

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(dollars in thousands)
-------------------------------------------------------------------------------
                                                      2000     1999      1998
                                                    -------- --------- --------
Cash flows from operating activities:
 Net loss                                           $  (338) $   (164) $   (84)
 Adjustment to reconcile net loss to cash
  Provided by (used in) operating activities:
    Depreciation and amortization                        63        66       71
    Non-cash interest                                   225        85        -
    Changes in operating assets and liabilities:
     Accruable rental income                            (30)        9        2
     Accounts receivable                                (12)        1        4
     Accounts payable and other liabilities              32       (13)       -
     Amounts due to Affiliates                          172         7       (5)
                                                    -------- --------- --------
      Net cash provided by (used in) operating
       activities                                       112        (9)     (12)
                                                    -------- --------- --------

Cash flows from investing activities:
 Additions to deferred charges                         (423)        -        -
                                                    -------- --------- --------
      Net cash used in investing activities            (423)        -        -
                                                    -------- --------- --------

Cash flows from financing activities:
 Cash contributions from partners                       330         -        -
                                                    -------- --------- --------
      Net cash provided by financing activities         330         -        -
                                                    -------- --------- --------

Net increase (decrease) in cash and cash equivalents     19        (9)     (12)

Cash and cash equivalents, beginning of year             12        21       33
                                                    -------- --------- --------
Cash and cash equivalents, end of year              $    31  $     12  $    21
                                                    ======== ========= ========
Supplemental information:
 Interest paid                                      $     -  $    264  $   355
                                                    ======== ========= ========


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

3.    REAL ESTATE

      Real estate is comprised of the following at December 31:

                                                                2000      1999
                                                              -------   --------
      Land                                                    $   983   $   983
      Building and improvements                                 1,837     1,837
                                                              -------   -------
                                                                2,820     2,820
      Accumulated depreciation                                   (486)     (433)
                                                              -------   -------
                                                              $ 2,334   $ 2,387
                                                              =======   =======


4.    LEASING ACTIVITIES

      In August 2000, a single tenant commenced a 15-year lease for 100% of the building. The future minimum lease payments to be received by the Partnership under the noncancelable lease are as follows:

         2001                                                            $   391
         2002                                                                402
         2003                                                                413
         2004                                                                425
         2005                                                                436
                                                                           4,887
         Subsequent to 2005                                              -------
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

      Amounts due to affiliates is comprised of the following at December 31:

                                                                 2000       1999
                                                                 ----       ----
      Accrued Junior Priority Return                             $157       $ 37
      Accrued Senior Priority Return                               20          -
      Accrued Priority Return on Deficit and Default
        Contributions                                              32          -
                                                                 ----       ----
                                                                 $209       $ 37
                                                                 ====       ====

6.    SUBSEQUENT EVENT

      The property was sold to an unrelated third party for a sales price of $4.58 million on February 26, 2001.

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

                                          COPLEY PENSION PROPERTIES VI;
                                          A REAL ESTATE LIMITED PARTNERSHIP


Date: March 29, 2002                      By:      /s/  Alison L. Husid
                                                   ----------------------------
                                                        Alison L. Husid
                                                        President of the
                                                        Managing General Partner


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                 Title                                   Date
         ---------                                 -----                                   ----
                                                President, Chief
                                                Executive Officer and
 /s/       Alison L. Husid                      Director of the Managing                March 29, 2002
--------------------------------                General Partner
           Alison L. Husid

                                                Vice President and
 /s/       Pamela J. Herbst                     Director of the Managing                March 29, 2002
---------------------------------               General Partner
           Pamela J. Herbst

                                                Vice President and
 /s/       J. Grant Monahon                     Director of the Managing                March 29, 2002
----------------------------------              General Partner
           J. Grant Monahon

 /s/       James J. Finnegan                    Vice President of the Managing          March 29, 2002
------------------------------------            General Partner
           James J. Finnegan

                                                Treasurer and Principal Financial
 /s/       Jonathan Martin                      and Accounting Officer of the           March 29, 2002
----------------------------------              Managing General Partner
           Jonathan Martin