Form 10-Q
period 2002-03-31
COPLEY PENSION PROPERTIES VI
filed 2002-05-10
CIK 824209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    -----------------------------------------

For Quarter Ended March 31, 2002                  Commission File Number 0-17807




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


                        FOR QUARTER ENDED MARCH 31, 2002

                                     PART I


                              FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                               March 31, 2002      December 31, 2001
                                                                (Unaudited)            (Audited)
                                                              ---------------      -----------------
Assets

Other assets                                                  $        16,401        $       41,979
Cash and cash equivalents                                             985,912             1,008,448
                                                              ---------------        --------------
                                                              $     1,002,313        $    1,050,427
                                                              ===============        ==============

Liabilities and Partners' Capital

Accounts payable                                              $        31,059        $       82,604
Accrued expenses for liquidation                                      110,672               115,425
                                                              ---------------        --------------
Total liabilities                                                     141,731               198,029
                                                              ---------------        --------------


Net assets in liquidation:
   Limited partners ($0 per unit; 160,000 units authorized
      48,788 units issued and outstanding)                            796,763               788,661
   General partners                                                    63,819                63,737
                                                              ---------------        --------------
Total partners' capital                                               860,582               852,398
                                                              ---------------        --------------
                                                              $     1,002,313        $    1,050,427
                                                              ===============        ==============

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
(Unaudited)


                                                              Three Months Ended
                                                                March 31, 2002
                                                              ------------------
Net Assets in liquidation at beginning of period              $       852,398
                                                              ------------------


Increase during period:
     Operating Activities
         Interest Income                                                8,184
                                                              ------------------
Net change in net assets in liquidation                                 8,184
                                                              ------------------


Net assets in liquidation at end of period                    $       860,582
                                                              ==================

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(Unaudited)

                                                             Three Months Ended
                                                               March 31, 2001
                                                             ------------------
INVESTMENT ACTIVITY

Property rentals                                              $       226,509
Property operating expenses                                           (63,045)
Depreciation and amortization                                         (48,078)
                                                              ---------------
                                                                      115,386

Joint venture earnings                                                 16,673
                                                              ---------------

   Total real estate operations                                       132,059

Gain on sale of joint venture                                         972,678
                                                              ---------------
   Total real estate activity                                       1,104,737

Interest on cash equivalents                                           30,821
                                                              ---------------
   Total investment activity                                        1,135,558
                                                              ---------------

PORTFOLIO EXPENSES

General and administrative                                             36,138
                                                              ---------------
                                                                       36,138
                                                              ---------------

Net income                                                    $     1,099,420
                                                              ===============

Net income per limited partnership unit                       $         22.31
                                                              ===============

Cash distributions per limited partnership unit               $         55.00
                                                              ===============

Number of limited partnership units outstanding during
   the period                                                          48,788
                                                              ===============

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                                             Three Months Ended
                                                               March 31, 2001
                                                             ------------------
Net cash provided by operating activities                     $        85,196
                                                              ---------------

Cash flows from investing activities:

    Deferred disposition fee                                           94,703
    Investment in joint venture                                       (43,405)
    Net proceeds from sale                                          2,807,040
                                                              ---------------
Net cash provided by investing activities                           2,858,338
                                                              ---------------

Cash flows from financing activity:

  Distributions to partners                                        (2,683,340)
                                                              ---------------

Net cash used in financing activities                              (2,683,340)
                                                              ---------------


Net increase in cash and cash equivalents                             260,194

Cash and cash equivalents:
  Beginning of period                                               2,053,663
                                                              ---------------

  End of period                                               $     2,313,857
                                                              ===============

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2002 and December 31, 2001 and its changes of net assets in liquidation and its operations for the three month periods ended March 31, 2002 and 2001, respectively, and its cash flows for the three months ended March 31, 2001. These adjustments are of a normal recurring nature.

          See notes to financial statements included in the Partnership's 2001 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

Note 1 - Organization and Business
----------------------------------

          Copley Pension Properties VI; A Real Estate Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income producing real properties. It primarily serves as an investment for qualified pension and profit sharing plans and other organizations intended to be exempt from federal income tax. The Partnership commenced operations in July 1988 and had disposed of all of its real estate investments as of December 31, 2001. The Partnership sold its last remaining asset in August 2001. On December 31, 2001, the Partnership adopted a plan of liquidation and intends to liquidate and dissolve in 2002.

          In connection with its adoption of a plan of liquidation on December 31, 2001, the Partnership also adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable.

Note 2 - Investment in Joint Venture
------------------------------------

          On February 26, 2001, the Prentiss Copystar joint venture investment in which the Partnership and an affiliate were entitled to 69% and 31%, respectively, of the operating activity, sold its property to an unaffiliated third party for gross proceeds of $4,575,000, of which the Partnership's share was $3,156,750. The Partnership received its 69% share of the net proceeds, $3,049,698 after closing costs, and recognized a gain of $953,693 ($19.35 per Limited Partnership Unit) on the sale. A disposition fee of $94,703 was accrued but not paid to AEW Real Estate Advisors, Inc. In accordance with the Partnership agreement, a portion of this previously accrued fee was reversed during the third quarter of 2001, decreasing the fee to $44,826. On March 29, 2001, the Partnership made a capital distribution of $2,683,340 ($55.00 per Limited Partnership Unit) from the proceeds of the sale.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

          Summarized Financial Information

          The following summarized financial information is presented in the aggregate for the Prentiss Copystar joint venture:

                                                Assets and Liabilities
                                                ----------------------

                                                               March 31, 2002      December 31, 2001
                                                              ---------------      -----------------
Assets

   Other                                                      $             -        $        9,500
                                                              ---------------        --------------
                                                                            -                 9,500

Liabilities                                                                 -                 9,500
                                                              ---------------        --------------

Net assets                                                    $             -        $            0
                                                              ===============        ==============

                                                Results of Operations
                                                ---------------------

                                                                       Three Months Ended March 31,
                                                                     2002                   2001
                                                                 ------------           -----------
Revenue:
     Rental income                                            $             -        $       87,305
                                                              ---------------        --------------
                                                                            -                87,305
                                                              ---------------        --------------

Expenses:
     Operating expenses                                                     -                63,140
     Depreciation and amortization                                          -                12,151
                                                              ---------------        --------------
                                                                            -                75,291
                                                              ---------------        --------------

Net income (loss)                                             $             -        $       12,014
                                                              ===============        ==============

          Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

Note 3 - Property
-----------------

          On August 8, 2001, the Partnership sold it Wilmington Industrial investment to an unaffiliated third party for gross proceeds of $8,217,781. The Partnership received net proceeds of $7,914,742 and recognized a gain on the sale of $3,702,297 ($75.13 per Unit). On September 28, 2001, the Partnership made a capital distribution of $7,025,472 ($144.00 per Unit) from the proceeds of the sale.

          The following is the balance of Wilmington Industrial's net operating assets, which consist of working capital:

                                                              March 31, 2002       December 31, 2001
                                                              ---------------      -----------------
Net operating assets                                          $        16,401        $       41,979
                                                              ---------------        --------------
                                                              $        16,401        $       41,979
                                                              ===============        ==============

Note 4 - Accrued expenses for liquidation
-----------------------------------------

          Accrued expenses for liquidation as of March 31, 2002 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the three months ended March 31, 2002, the Partnership incurred $4,753 of such expenses.

          The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into consideration possible litigation arising from the customary representations and warranties made as part of each sale. Such costs are unknown and are not estimable at this time.

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

Liquidity and Capital Resources

          The Partnership completed its offering of units of limited partnership interest on December 31, 1988. A total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate and for the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments; one investment was sold in each of 1990, 1994 and 1997 and two investments were sold both in 1998 and 2001. Through March 31, 2002, capital of $48,788,000 ($1,000 per limited partnership unit) has been returned to the limited partners; $45,903,165 as a result of sales and $2,884,835, as a result of a discretionary reduction of original working capital previously held in reserves.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

         At March 31, 2002, the Partnership had $985,912 in cash and cash equivalents, which is being retained primarily as a reserve in connection with the liquidation of the Partnership. There have been no operating cash distributions made since the fourth quarter of 1999 due to Prentiss Copystar's vacancy from September 1999 through August 2000 and it's subsequent sale in February 2001 as well as insufficient cash flow from Wilmington Industrial as a result of property level obligations which reduced its cash flow to the Partnership and its subsequent sale in August 2001. However, a capital distribution of original working capital previously held in reserves was made on April 26, 2001 in the amount of $24.49 per Unit and a distribution of operational cash previously held in reserves was made on July 26, 2001 in the amount of $6.40 per Unit.

Results of Operations
---------------------

Form of Real Estate Investments

         The Wilmington Industrial investment was a wholly-owned property and was sold on August 8, 2001. The Prentiss Copystar real estate investment was structured as a joint venture. Prentiss Copystar was sold on February 26, 2001.

Operating Factors

         As mentioned above, the Prentiss Copystar joint venture investment in which the Partnership and an affiliate were entitled to 69% and 31% of the operating activity, respectively, sold its property on February 26, 2001. The Partnership recognized its 69% share of the gain of $953,693. At the time of the sale, Prentiss Copystar was 100% leased.

         As mentioned above, the Wilmington Industrial property was sold on August 8, 2001 and the Partnership recognized a gain of $3,702,297. At the time of sale the property was 100% leased.

Investment Results

         The investment results for the three month periods ended March 31, 2002 and 2001 are not comparable due to the sale of the Partnership's last two remaining properties in 2001, as discussed above.

Portfolio Expenses

         The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. The Partnership did not incur management fees during the three months ended March 31, 2002 and 2001, respectively, due to the suspension of cash distributions since the fourth quarter of 1999.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

         General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees. General and administrative expenses for the three month period ended March 31, 2001 were $36,138.

         Costs to dissolve and liquidate the Partnership include legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the three months ended March 31, 2002, the Partnership incurred $4,753 of such expenses.

                          COPLEY PENSION PROPERTIES VI;
                        A REAL ESTATE LIMITED PARTNERSHIP
                                    FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 2002

                                     PART II


                                OTHER INFORMATION



Item 6.  Reports on Form 8-K

                 Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 2002.

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

                                   COPLEY PENSION PROPERTIES VI;
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (Registrant)


May 10, 2002
                                   /s/ Alison L. Husid
                                   ----------------------------------
                                   Alison L. Husid
                                   President, Chief Executive Officer
                                   And Director of Managing General Partner,
                                   Sixth Copley Corp.


May 10, 2002
                                   /s/ Jonathan Martin
                                   ----------------------------------
                                   Jonathan Martin
                                   Principal Financial and Accounting
                                   Officer of Managing General Partner,
                                   Sixth Copley Corp.