Form 10-Q
period 2002-06-30
COPLEY PENSION PROPERTIES VI
filed 2002-08-13
CIK 824209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    -----------------------------------------

For Quarter Ended June 30, 2002                  Commission File Number 0-17807




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


                         FOR QUARTER ENDED JUNE 30, 2002

                                     PART I


                              FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION

                                       June 30, 2002       December 31, 2001
                                        (Unaudited)            (Audited)
                                      ---------------       -----------------
Assets

Other assets                               $     16,369         $    41,979
Cash and cash equivalents                       946,204           1,008,448
                                        ---------------      --------------
                                           $    962,573           1,050,427
                                        ===============      ==============

Liabilities and Partners' Capital

Accounts payable                           $      5,667         $    82,604
Accrued expenses for liquidation                 92,204             115,425
                                        ---------------      --------------
Total liabilities                                97,871             198,029
                                        ---------------      --------------

Net assets in liquidation:
   Limited partners ($0 per unit;
      160,000 units authorized 48,788
      units issued and outstanding)             800,842             788,661
   General partners                              63,860              63,737
                                        ---------------      --------------
Total partners' capital                         864,702             852,398
                                        ---------------      --------------
                                           $    962,573         $ 1,050,427
                                        ===============      ==============

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
(Unaudited)


                                         Three Months Ended    Six Months Ended
                                            June 30, 2002        June 30, 2002
                                            -------------        -------------
Net Assets in liquidation at
     beginning of period                      $860,582             $852,398
                                              --------             --------

Increase during period:
     Operating Activities
         Interest Income                         4,120               12,304
                                              --------             --------
Net change in net assets in liquidation          4,120               12,304
                                              --------             --------

Net assets in liquidation at
     end of period                            $864,702             $864,702
                                              ========             ========

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                        Three Months Ended     Six Months Ended
                                           June 30, 2001         June 30, 2001
                                        -------------------    ---------------
Investment Activity

Property rentals                            $  197,234         $    423,743
Property operating expenses                    (47,081)            (110,126)
Depreciation and amortization                  (46,827)             (94,905)
                                            -----------        ------------
                                               103,326              218,712
Joint venture earnings                           8,255               24,928
                                            -----------        ------------
     Total real estate operations              111,581              243,640
Gain (loss) on sale of joint venture            (9,788)             962,890
                                            -----------        ------------
     Total real estate activity                101,793            1,206,530
Interest on cash equivalents                    26,466               57,287
                                            -----------        ------------
     Total investment activity                 128,259            1,263,817
                                            -----------        ------------

Portfolio Expenses

Management fee                                  31,193               31,193
General and administrative                      40,238               76,376
                                            -----------        ------------
                                                71,431              107,569
                                            -----------        ------------
Net income                                  $   56,828         $  1,156,248
                                            ===========        ============

COPLEY PENSION PROPERTIES VI
A REAL ESTATE LIMITED PARTNERSHIP;

Net income per limited
     partnership unit                       $     1.15          $  23.46
                                            ==========          ========

Cash distributions per limited
     partnership unit                       $    24.49          $  79.49
                                            ==========          ========

Number of limited partnership units
     outstanding during the period              48,788            48,788
                                            ==========          ========

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)


                                                            Six Months Ended
                                                              June 30, 2001
                                                            ----------------
Net cash provided by
 operating activities                                        $    146,392
                                                             ------------
Cash flows from investing activities:
    Deferred disposition fee                                       94,703
    Investment in joint venture                                   (44,995)
    Net proceeds from sale                                      2,807,040
                                                             ------------

Net cash provided by investing activities                       2,856,748
                                                             ------------
Cash flows from financing activity:
  Distributions to partners                                    (3,878,158)
                                                             ------------
Net cash used in financing activities                          (3,878,158)
                                                             ------------
Net decrease in cash and cash equivalents                        (875,018)

Cash and cash equivalents:
  Beginning of period                                           2,053,663
                                                             ------------
  End of period                                              $  1,178,645
                                                             ============


           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 2002 and December 31, 2001 and its changes of net assets in liquidation and its operations for the three and six month periods ended June 30, 2002 and 2001, respectively, and its cash flows for the six months ended June 30, 2001. These adjustments are of a normal recurring nature.

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

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

     Summarized Financial Information

     The following summarized financial information is presented in the aggregate for the Prentiss Copystar joint venture:

                             Assets and Liabilities
                             ----------------------

                                         June 30, 2002    December 31, 2001
                                        ---------------  -------------------
Assets
   Other                                   $       -            $   9,500
                                           ---------            ---------
                                                   -                9,500

Liabilities                                        -                9,500
                                           ---------            ---------
Net assets                                 $       -            $       0
                                           =========            =========


                              Results of Operations
                              ---------------------

                                              Six Months Ended June 30,
                                              2002                2001
                                           ---------            ---------
Revenue:
     Rental income                         $       -            $  87,305
                                           ---------            ---------
                                                   -               87,305
                                           ---------            ---------
Expenses:
     Operating expenses                            -               51,177
     Depreciation and amortization                 -               12,151
                                           ---------            ---------
                                                   -               63,328
                                           ---------            ---------
Net income                                 $       -            $  23,977
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

     The following is the balance of Wilmington Industrial's net operating assets, which consist of working capital:

                                   June 30, 2002   December 31, 2001
                                  ---------------  -----------------
Net operating assets                  $ 16,369          $ 41,979
                                      --------          --------
                                      $ 16,369          $ 41,979
                                      ========          ========

Note 4 - Accrued expenses for liquidation
-----------------------------------------

     Accrued expenses for liquidation as of June 30, 2002 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the three and six month periods ended June 30, 2002, the Partnership incurred $18,468 and $23,221, respectively, of such expenses.

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

Liquidity and Capital Resources

     The Partnership completed its offering of units of limited partnership interest on December 31, 1988. A total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate and for the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments; one investment was sold in each of 1990, 1994 and 1997 and two investments were sold both in 1998 and 2001. Through June 30, 2002, capital of $48,788,000 ($1,000 per limited partnership unit) has been returned to the limited partners; $45,903,165 as a result of sales and $2,884,835, as a result of a discretionary reduction of original working capital previously held in reserves.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

     At June 30, 2002, the Partnership had $946,204 in cash and cash equivalents, which is being retained primarily as a reserve in connection with the liquidation of the Partnership. There have been no operating cash distributions made since the fourth quarter of 1999 due to Prentiss Copystar's vacancy from September 1999 through August 2000 and it's subsequent sale in February 2001 as well as insufficient cash flow from Wilmington Industrial as a result of property level obligations which reduced its cash flow to the Partnership and its subsequent sale in August 2001. However, a capital distribution of original working capital previously held in reserves was made on April 26, 2001 in the amount of $24.49 per Unit and a distribution of operational cash previously held in reserves was made on July 26, 2001 in the amount of $6.40 per Unit.

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

Investment Results

     The investment results for the three and six month periods ended June 30, 2002 and 2001 are not comparable due to the sale of the Partnership's last two remaining properties in 2001, as discussed above.

Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. The Partnership incurred management fees during the three and six months ended June 30, 2001 related to the distribution of operational cash previously held in reserves, as discussed above. No management fees have been incurred during 2002.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


     General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees. General and administrative expenses for the three and six month periods ended June 30, 2001 were $40,238 and 76,376, respectively.

     Costs to dissolve and liquidate the Partnership include legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the three and six month periods ended June 30, 2002, the Partnership incurred $18,468 and $23,221, respectively, of such expenses.

                          COPLEY PENSION PROPERTIES VI;
                        A REAL ESTATE LIMITED PARTNERSHIP
                                    FORM 10-Q


                         FOR QUARTER ENDED JUNE 30, 2002

                                     PART II


                                OTHER INFORMATION





Item 6.  Reports on Form 8-K

                Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 2002.

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

                                 COPLEY PENSION PROPERTIES VI;
                                 A REAL ESTATE LIMITED PARTNERSHIP
                                 (Registrant)


August 13, 2002
                                /s/ Alison L. Husid
                                -------------------------------
                                 Alison L. Husid
                                 President, Chief Executive Officer
                                 And Director of Managing General Partner,
                                 Sixth Copley Corp.



August 13, 2002
                                /s/ Jonathan Martin
                                --------------------------------
                                 Jonathan Martin
                                 Principal Financial and Accounting
                                 Officer of Managing General Partner,
                                 Sixth Copley Corp.

                     STATEMENT PURSUANT TO 18 U.S.C.SS.1350

Pursuant to 18 U.S.C. ss.1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition of Copley Pension Properties VI at the end of such period and the results of operations of Copley Pension Properties VI for such period.

Dated: August 13, 2002           /s/Alison L. Husid
                                 -----------------------------------------
                                 President and Chief Executive Officer of
                                 the Managing General Partner, Sixth
                                 Copley Corp.


Dated: August 13, 2002           /s/Jonathan Martin
                                 -----------------------------------------
                                 Treasurer and Chief Financial Officer of
                                 the Managing General Partner, Sixth
                                 Copley Corp.