Form 10-Q
period 2002-09-30
COPLEY PENSION PROPERTIES VI
filed 2002-11-14
CIK 824209

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    -----------------------------------------

For Quarter Ended September 30, 2002        Commission File Number 0-17807




                          COPLEY PENSION PROPERTIES VI;
                        A REAL ESTATE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


         Massachusetts                                 04-2988542
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

     World Trade Center East
     Two Seaport Lane, 16/th/ Floor
     Boston, Massachusetts                                02210
(Address of principal executive offices)               (Zip Code)

               Registrant's telephone number, including area code:
                                 (617) 261-9000


________________________________________________________________________________
 Former name, former address and former fiscal year if changed since last report


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


                      FOR QUARTER ENDED SEPTEMBER 30, 2002

                                     PART I


                              FINANCIAL INFORMATION

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION

                                             September 30, 2002     December 31, 2001
                                                 (Unaudited)            (Audited)
                                             ------------------     -----------------
Assets

Other assets                                      $           -        $       41,979
Cash and cash equivalents                               916,084             1,008,448
                                                  -------------        --------------
                                                  $     916,084        $    1,050,427
                                                  =============        ==============

Liabilities and Partners' Capital

Accounts payable                                  $           -        $       82,604
Accrued expenses for liquidation                         47,787               115,425
                                                  -------------        --------------
Total liabilities                                        47,787               198,029
                                                  -------------        --------------

Net assets in liquidation:
   Limited partners ($0 per unit;
      160,000 units authorized 48,788
      units issued and outstanding)                     804,401               788,661
   General partners                                      63,896                63,737
                                                  -------------        --------------
Total partners' capital                                 868,297               852,398
                                                  -------------        --------------
                                                  $     916,084        $    1,050,427
                                                  =============        ==============

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
(Unaudited)


                                                Three Months Ended      Nine Months Ended
                                                September 30, 2002      September 30, 2002
                                                ------------------      ------------------
Net Assets in liquidation at
     beginning of period                        $          864,702      $          852,398
                                                ------------------      ------------------

Increase during period:
     Operating Activities
         Interest Income                                     3,595                  15,899
                                                ------------------      ------------------
Net change in net assets in liquidation                      3,595                  15,899
                                                ------------------      ------------------

Net assets in liquidation at
end of period                                   $          868,297      $          868,297
                                                ==================      ==================

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP


STATEMENTS OF OPERATIONS
(Unaudited)
                                                         Three Months Ended          Nine Months Ended
                                                         September 30, 2001         September 30, 2001
INVESTMENT ACTIVITY

Property rentals                                         $              77,073     $             500,816
Property operating expenses                                           (114,728)                 (224,854)
Depreciation and amortization                                                -                   (94,905)
                                                         ---------------------     ---------------------
                                                                       (37,655)                  181,057

Joint venture earnings                                                      -                     24,928
                                                         ---------------------     ---------------------
     Total real estate activity                                        (37,655)                  205,985

Gain on sale of joint venture                                            7,370                   970,260
Gain on sale of property                                             3,699,118                 3,699,118
Reversal of deferred disposition fees                                  656,290                   656,290

Interest on cash equivalents                                            25,395                    82,682
                                                         ---------------------     ---------------------
     Total investment activity                                       4,350,518                 5,614,335
                                                         ---------------------     ---------------------

PORTFOLIO EXPENSES

Management fee                                                               -                    31,193
General and administrative                                              43,223                   119,599
                                                         ---------------------     ---------------------
                                                                        43,223                   150,792
                                                         ---------------------     ---------------------

Net income                                               $           4,307,295     $           5,463,543
                                                         =====================     =====================

Net income per limited partnership unit                  $               87.40     $              110.87
                                                         =====================     =====================

Cash distributions per limited
     partnership unit                                    $              150.40     $              229.89
                                                         =====================     =====================

Number of limited partnership units
     outstanding during the period                                      48,788                    48,788
                                                         =====================     =====================

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                                            Nine Months Ended
                                                           September 30, 2001
                                                           ------------------
Net cash provided by
 operating activities                                         $       160,648
                                                              ---------------

Cash flows from investing activities:

    Investment in property                                            (21,258)
    Deferred disposition fee                                           94,703
    Investment in joint venture                                       (99,464)
    Net proceeds from sale of investments                          10,870,621
                                                              ---------------
Net cash provided by
 investing activities                                              10,844,602
                                                              ---------------

Cash flows from financing activity:

  Distributions to partners                                       (11,219,027)
                                                              ---------------

Net cash used in financing activities                             (11,219,027)
                                                              ---------------

Net decrease in cash
 and cash equivalents                                                (213,777)

Cash and cash equivalents:
  Beginning of period                                               2,053,663
                                                              ---------------

  End of period                                               $     1,839,886
                                                              ===============

           (See accompanying notes to unaudited financial statements)

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 2002 and December 31, 2001 and its changes of net assets in liquidation and its operations for the three and nine month periods ended September 30, 2002 and 2001, respectively, and its cash flows for the nine months ended September 30, 2001. These adjustments are of a normal recurring nature.

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

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

         Summarized Financial Information

         The following summarized financial information is presented in the aggregate for the Prentiss Copystar joint venture:

                             Assets and Liabilities
                             ----------------------

                                     September 30, 2002      December 31, 2001
                                     ------------------      -----------------

Assets

   Other                               $             -       $        9,500
                                       ---------------       --------------
                                                     -                9,500

Liabilities                                          -                9,500
                                       ---------------       --------------

Net assets                             $             -       $            0
                                       ===============       ==============


                              Results of Operations
                              ---------------------

                                                Nine Months Ended September 30,
                                                    2002             2001
                                                 -----------      -----------

Revenue:
     Rental income                            $            -      $    87,305
                                              --------------      -----------
                                                           -           87,305
                                              --------------      -----------

Expenses:
     Operating expenses                                    -           51,177
     Depreciation and amortization                         -           12,151
                                              --------------      -----------
                                                           -           63,328
                                              --------------      -----------

Net income                                    $            -      $    23,977
                                              ==============      ===========

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

         The following is the balance of Wilmington Industrial's net operating assets, which consist of working capital:

                                           September 30, 2002  December 31, 2001
                                           ------------------  -----------------

Net operating assets                       $                -  $          41,979
                                           ------------------  -----------------
                                           $                -  $          41,979
                                           ==================  =================

Note 4 - Accrued expenses for liquidation

         Accrued expenses for liquidation as of September 30, 2002 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the three and nine month periods ended September 30, 2002, the Partnership incurred $44,417 and $67,638, respectively, of such expenses.

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

Accounting Policies

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

Liquidity and Capital Resources

         The Partnership completed its offering of units of limited partnership interest on December 31, 1988. A total of 48,788 units were sold. The Partnership received proceeds of $43,472,858, net of selling commissions and other offering costs, which have been used for investment in real estate and for the payment of related acquisition costs, or retained as working capital reserves. The Partnership made seven real estate investments; one investment was sold in each of 1990, 1994 and 1997 and two investments were sold both in 1998 and 2001. Through September 30, 2002, capital of $48,788,000 ($1,000 per limited partnership unit) has been returned to the limited partners; $45,903,165 as a result of sales and $2,884,835, as a result of a discretionary reduction of original working capital previously held in reserves.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

         At September 30, 2002, the Partnership had $916,084 in cash and cash equivalents, which is being retained primarily as a reserve in connection with the liquidation of the Partnership. There have been no operating cash distributions made since the fourth quarter of 1999 due to Prentiss Copystar's vacancy from September 1999 through August 2000 and it's subsequent sale in February 2001 as well as insufficient cash flow from Wilmington Industrial as a result of property level obligations which reduced its cash flow to the Partnership and its subsequent sale in August 2001. However, a capital distribution of original working capital previously held in reserves was made on April 26, 2001 in the amount of $24.49 per Unit and a distribution of operational cash previously held in reserves was made on July 26, 2001 in the amount of $6.40 per Unit.

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

Investment Results

         The investment results for the three and nine month periods ended June 30, 2002 and 2001 are not comparable due to the sale of the Partnership's last two remaining properties in 2001, as discussed above.

Portfolio Expenses

         The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. The Partnership incurred management fees during the nine month period ended September 30, 2001 related to the distribution of operational cash previously held in reserves, as discussed above. No management fees have been incurred during 2002.

COPLEY PENSION PROPERTIES VI;
A REAL ESTATE LIMITED PARTNERSHIP

         General and administrative expenses consist primarily of real estate appraisal, printing, legal, accounting and investor servicing fees. General and administrative expenses for the three and nine month periods ended September 30, 2001 were $43,223 and 119,599, respectively.

         Costs to dissolve and liquidate the Partnership include legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the three and nine month periods ended September 30, 2002, the Partnership incurred $44,417 and $67,638, respectively, of such expenses.

Controls and Procedures
-----------------------

         Based on the Partnership's evaluation within 90 days of the filing of this Form 10-Q, the Partnership's director has concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                          COPLEY PENSION PROPERTIES VI;
                        A REAL ESTATE LIMITED PARTNERSHIP
                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 2002

                                     PART II

                                OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          a) Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended September 30, 2002.

          b) Exhibit 99.1: Certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 filed herein.

                                  Exhibit Index

Exhibit                                                            Page
Number               Exhibit                                       Number
------               -------                                       ------

99.1                 Certification pursuant to Section             18,19
                     906 of the Sarbanes-Oxley Act of 2002.

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

                                          COPLEY PENSION PROPERTIES VI;
                                          A REAL ESTATE LIMITED PARTNERSHIP
                                          (Registrant)


November 14, 2002
                                           /s/ Alison L. Husid
                                           -------------------------------
                                            Alison L. Husid
                                            President, Chief Executive Officer
                                            And Director of Managing General
                                            Partner, Sixth Copley Corp.


November 14, 2002
                                           /s/ Jonathan Martin
                                           -------------------------------
                                            Jonathan Martin
                                            Principal Financial and Accounting
                                            Officer of Managing General Partner,
                                            Sixth Copley Corp.

                                 CERTIFICATIONS

I, Alison L. Husid, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Copley Pension Properties VI; A Real Estate Limited Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002
                                           /s/ Alison L. Husid
                                           ------------------------------------
                                           Alison L. Husid
                                           President and Chief Executive Officer
                                           of the Managing General Partner,
                                           Sixth Copley Corp.

                                 CERTIFICATIONS

I, Jonathan Martin, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Copley Pension Properties VI; A Real Estate Limited Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002
                                          /s/ Jonathan Martin
                                          ---------------------------------
                                          Jonathan Martin
                                          Treasurer and Chief Financial Officer
                                          of the Managing General Partner, Sixth
                                          Copley Corp.